Form 10KSB
period 2007-12-31
RT Technologies, Inc.
filed 2008-04-09
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:          000-53009

RT Technologies, Inc.

(Exact name of registrant as specified in charter)

Nevada	57-1021913
State or other jurisdiction of	(I.R.S. Employer I.D. No.)

incorporation or organization

2216 East Newcastle Drive, Sandy, Utah	84093
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 942-3938

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐ (2) Yes☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Registrant(s shares trade on the pink sheet with no ask and only a bid price. The bid on March 21, 2008, was $0.10 giving the shares held by non-affiliates a market value of $140,724. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 21, 2008, the Registrant had 11,877,242 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as (forward-looking statements.(

BUSINESS

Since the termination of its prior business in 1998, the Company has had no operations and is currently seeking an acquisition or merger to bring an operating entity into the Company. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and may find it difficult to locate good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment.

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. All risks inherent in new and inexperienced enterprises are inherent in the Company(s business.

The Company is not currently conducting any business, nor has it conducted any business for several years. Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers. The Company does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the inventions it sought to market in the past have since expired, and are not currently valid. The Company does not employ any employees.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Michael T. Lami, the Company’s officer and director. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business. Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor have we formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007. During the year ended 2007, the Company did hold a stockholder meeting for the purpose of electing directors and changing the domicile of the Company from South Carolina to Nevada. At the meeting a majority of stockholders elected the current directors and approved the change of domicile to Nevada.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the “Pink Sheets”, under the symbol “RTTE.” The Company's Common Stock is traded in the Pink Sheets sporadically with no significant volume. The Company’s common stock has had only very limited activity.

Quarter Ended	High Bid	Low Bid
December 2007	$0.25	$0.05
September 2007	$0.05	$0.02
June 2007	$0.05	$0.02
March 2007	$0.05	$0.02

At March 21, 2008, the bid and asked price for the Company's Common Stock was $0.025 and $0.05. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 17, 2008, the Company had approximately 162 stockholders of record. As of March 21, 2008, the Company had 11,877,242 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company issued 2,000,000 shares to the Company’s president Michael Lami for $2,000 cash. Additionally, another 5,000,000 shares were issued to another stockholder for $5,000 cash. The funds were used to pay ongoing operating costs. The Company’s transfer agent was also issued 100,000 shares as partial payment of its outstanding balance. All shares were issued in reliance on exemptions from registration found in the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company(s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation. The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company(s status as a publicly-held corporation will enhance its ability to locate such potential business ventures. No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable. Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals. In certain circumstances, the Company may agree to pay a finder(s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist. The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company(s management, none of whom is a professional analyst and none of whom have significant general business experience. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operations, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company(s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company(s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company(s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company(s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company(s limited resources and management(s limited expertise. Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company(s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment. Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments. The Company can give no assurance that it will be able to find suitable consultants or managers. The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for (shell( companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable. It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable. The Company(s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of (going public(. However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had $178 in cash and liabilities of $37,799. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company(s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company(s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2007, the Company had $16,512 in expenses related to maintaining its corporate status, paying accounting and legal fees. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended December 31, 2007, the Company had a net loss of $17,527 compared to a loss of $11,502 for the year ended December 31, 2006.

Since inception the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS

The Company has not had any revenue since inception. The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information with respect to the persons expected to be named as a director of the Company. The Company’s director serves for a term of one year and thereafter until his successors have been duly elected by the stockholders and qualified. The Company’s officer serves for a term of one year and thereafter until his successors have been duly elected by the Board of Directors and qualified.

Name	Age	Positions
Michael T. Lami	47	President, Secretary, Director

Mr. Lami has been the owner and operator of several business in the Salt Lake City, Utah area. Mr. Lami, for the past five years, has been and is a private business consultant and is a real estate agent and investor since 1995. From the 1980’s until 2005, Mr. Lami also owned and operated Rocky Mountain Pizza Company. Mr. Lami is also involved in real estate investment and development with his own company TerraFirma Real Estate Services.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries( chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael T. Lami, CEO	2007	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--
	2005	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2007, 2006, and 2005. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company(s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term (new management( is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company(s decision to participate in one or more business opportunities.

The Company(s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider(s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 21, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 21, 2008, there were 11,877,242 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Michael T. Lami	5,000,000	42.1%
Common	Micvic, LLC	5,000,000	42.1%
	Director(s)
Common	Michael T. Lami --------------See above---------------
Common	All Officers and Director as a Group (one person)	5,000,000	42.1%

_________________

Micvic, LLC is owned by Victor Schwarz and Michelle Turpin.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

During the fiscal year ended December 31, 2007, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. The Company's sole officer and director is Michael T. Lami. In 2002, Mr. Lami received 3,000,000 shares of the Company’s common stock for an investment of $3,000 prior to becoming an officer and director. During 2007, Mr. Lami received an additional 2,000,000 shares for conversion of a $2,000 note. Also, in 2007, Micvic, LLC converted a $5,000 loan into 5,000,000 shares of common stock.

This sale of the Company(s common stock was for the purpose of raising operating capital for the Company. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

Independence of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13. EXHIBITS

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders’ Deficit	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

SEC
Exhibit	Reference
Number	Number	Title of Document	Location
Item	3	Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated
by reference*

3.02	3	Bylaws	Incorporated

by reference*

Item 4	Instruments Defining the Rights of Security Holders
-------	---------------------------------------------------
4.01	4	Specimen Stock Certificate	Incorporated

by reference*

31.01	31	CEO certification	This Filing

31.02	31	CFO certification Pursuant	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $4,500 and $2,500 for each of the years ending December 31, 2007 and 2006.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $500 and $500.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

RT Technologies, Inc.

Date:	April 4, 2008	By: /s/ Michael Lami

Michael Lami, President, Director, Principal

Accounting Officer(Principal Executive

Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Lami

Michael Lami	Director	April 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

RT Technologies, Inc.

We have audited the accompanying balance sheets of RT Technologies, Inc. (formerly Savannah River Technologies, Inc.) ( a Nevada development stage enterprise) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006, and for the period from commencement of the development stage to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RT Technologies, Inc. ( a development stage enterprise) as of December 31, 2007 and 2006, and the results of its operations, stockholders’ deficit and its cash flows for the years ended December 31, 2007 and 2006, and for the period from commencement of the development stage to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 4, 2008

	December 31, 2007		December 31, 2006	
Assets:				
Current Assets:				
Cash	$	178	$	125
Prepaid expense		-		2,000
Total Assets	$	178	$	2,125
Liabilities and Stockholders' Deficit:				
Current Liabilities:				
Accounts payable	$	12,356	$	7,985
Tax liabilities		2,400		2,250
Payable to stockholders		23,043		19,084
Total Liabilities		37,799		29,319
Stockholders' Deficit:				
Preferred stock - $0.001 par value, 10,000,000 shares authorized, 200,000 and 300,000 shares outstanding at December 31, 2007 and 2006, respectively		200		300
Common stock - $0.001 par value, 90,000,000 shares authorized, 11,877,242 and 4,676,242 shares outstanding at December 31, 2007 and 2006, respectively		18,252		11,051
Paid-in capital		5,039		5,040
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)		(9,098)		(9,098)
Deficit accumulated during the development stage		(52,014)		(34,487)
Total Stockholders' Deficit		(37,621)		(27,194)
Total Liabilities and Stockholders' Deficit	$	178	$	2,125

The accompanying notes are an integral part of these financial statements.

	Preferred Stock		Common Stock		Paid-in	Common Stock Subscription	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage
Balance, December 31, 1999	670,000	$ 5,566	1,286,242	$ 2,785	$ -	$ -	$ (9,098)	$ -
Cash contributed to capital	-	-	-	-	5,040	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(8,564)
Balance, December 31, 2000	670,000	5,566	1,286,242	2,785	5,040	-	(9,098)	(8,564)
Net loss for the year	-	-	-	-	-	-	-	(955)
Balance, December 31, 2001	670,000	5,566	1,286,242	2,785	5,040	-	(9,098)	(9,519)
Common stock subscribed at $0.001 per share	-	-	3,000,000	3,000	-	(3,000)	-	-
Net loss for the year	-	-	-	-	-	-	-	(1,964)
Balance, December 31, 2002	670,000	5,566	4,286,242	5,785	5,040	(3,000)	(9,098)	(11,483)
Common stock issued in settlement of employment agreements and contracts	-	-	20,000	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(2,152)
Balance, December 31, 2003	670,000	5,566	4,306,242	5,785	5,040	(3,000)	(9,098)	(13,635)
Collection of stock subscription	-	-	-	-	-	3,000	-	-
Conversion of preferred stock into common stock	(370,000)	(5,266)	370,000	5,266	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(8,370)
Balance, December 31, 2004	300,000	300	4,676,242	11,051	5,040	-	(9,098)	(22,005)
Net loss for the year	-	-	-	-	-	-	-	(980)
Balance, December 31, 2005	300,000	300	4,676,242	11,051	5,040	-	(9,098)	(22,985)
Net loss for the year	-	-	-	-	-	-	-	(11,502)
Balance, December 31, 2006	300,000	300	4,676,242	11,051	5,040	-	(9,098)	(34,487)
Common stock issued pursuant to a change of corporate domicile, July, at $0.001	-	-	1,000	1	(1)	-	-	-
Common stock issued to forestall collection of account payable, September, at $0.001	-	-	100,000	100	-	-	-	-
Common stock issued for payment of amounts advanced by stockholders, September, at $0.001	-	-	7,000,000	7,000	-	-	-	-
Conversion of preferred stock into common stock	(100,000)	(100)	100,000	100	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(17,527)
Balance, December 31, 2007	200,000	$ 200	11,877,242	$ 18,252	$ 5,039	$ -	$ (9,098)	$ (52,014)

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization – RT Technologies, Inc. (the “Company”) was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007 the Company formed a corporation pursuant to the laws of the State of Nevada and on August 11, 2007 the stockholders of the Company approved a change of corporate domicile that resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

Financial statement presentation – the common and preferred stock of the South Carolina entity referred to in the prior paragraph carried a no par value designation. The Nevada entity’s common and preferred stock carries a $0.001 par value designation. The balance sheets presented represent the Company’s current designations for its preferred and common stock for all periods presented. No adjustments to the amounts carried in the stockholders’ deficit section of the balance sheet were required at the time of the change of corporate domicile.

Development stage enterprise – The Company was engaged in the business of producing a global positioning system data recorder and in 1998 obtained approximately $380,000 through the issuance of 474,678 shares of its common stock. In 1999 the Company discontinued its operations and is now considered a development stage enterprise as defined in Statement of Financial Accounting Standards # 7. Since that time the Company’s activities have been devoted primarily to raising capital from the issuance of common stock and loans from stockholders. The Company’s development stage activities are aimed at acquiring an operating entity through a reverse acquisition.

Quasi-reorganization - During 1999 the Company ceased operations and became inactive. Effective as of December 31, 1999, the Company’s stockholders approved a quasi-reorganization that eliminated retained losses of $951,540 from past operations by offsetting those amounts against paid-in-capital. Thus, the paid-in capital account and the retained deficit account were reduced by this amount. No other accounts were affected by this readjustment and subsequent thereto the Company’s accounting will be substantially similar to that of a new enterprise. Deficits accumulating since December 31, 1999 are being shown on the Company’s balance sheet as a deficit accumulated during the development stage.

Going concern – These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated revenues since it entered into development stage activities in the year 2000. The Company's ability to meet its ongoing financial requirements has been dependent on loans from its stockholders and issuances of its common stock. During the year 2002 the Company issued 3,000,000 shares of its common stock pursuant to a $3,000 stock subscription receivable that was collected during 2004. During 2007, the Company issued 7,000,000 shares of its common stock in payment of $7,000 that the Company had received from stockholders and its officer. The Company is also dependent on management’s willingness to serve the Company without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

Use of estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Net loss per share and net loss per fully diluted share of common stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the same period presented as a result of the conversion of 200,000 and 300,000 shares of preferred stock at December 31, 2007 and 2006, respectively, into 200,000 and 300,000 shares of common stock at December 31, 2007 and 2006, respectively.

Income taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Revenue recognition – The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

Recently enacted accounting pronouncements –

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company believes that this new accounting statement will not have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if its development stage activities in seeking a reverse acquisition of an operating entity are successful, this accounting statement may have relevance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it becomes an entity requiring consolidation with one or more corporations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 2: Related Party Transactions

During 2007, $7,000 of advances made to the Company by stockholders of the Company including its officer and director, were repaid through the issuance 7,000,000 shares of the Company’s common stock, valued at $0.001 per share. Because no discernable market value for the Company’s common stock existed, the par value was determined to be equivalent to the fair market value. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $23,043 and $19,084 at December 31, 2007 and 2006, respectively.

Note 3: Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s currently issued and outstanding preferred stock may be converted into the same number of shares of common stock upon request of the preferred stockholder and carries no other preferences. During 2007, 100,000 shares of preferred stock were converted into 100,000 shares of common stock and at December 31, 2007, 200,000 shares of convertible preferred stock remain outstanding.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,400 and $2,250 at December 31, 2007 and 2006, respectively.

F - 7