Form 10-Q
period 2008-03-31
RT Technologies, Inc.
filed 2008-05-15
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53009 RT Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

2216 East Newcastle Drive, Sandy, Utah	84093
(Address of principal executive offices)	(Zip Code)

(801) 942-3938

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

11,877,242 shares of $0.001 par value common stock on May 9, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash	$ 171	$ 178
Prepaid expense	-	-

Total Assets	$ 171	$ 178

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 13,657	$ 12,356
Tax liabilities	2,438	2,400
Payable to stockholders	26,611	23,043

Total Current Liabilities	42,706	37,799

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
200,000 shares Issued and outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares authorized,
11,877,242 shares issued and outstanding	18,252	18,252
Paid-in capital	5,039	5,039
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-
reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(56,928)	(52,014)

Total Stockholders' Deficit	(42,535)	(37,621)

Total Liabilities and Stockholders' Deficit	$ 171	$ 178

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Operations
			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Three Months Ended		2000) through
	March 31,		March 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -	$ -	$ -

General and Administrative
Expenses	(4,744)	(528)	(55,109)

Net Loss from Operations	(4,744)	(528)	(55,109)

Other Income (Expense):
Gain on settlement of debt	-	-	525
Interest	(170)	(194)	(2,344)
Total Other Income (Expense)	(170)	(194)	(1,819)

Net Loss	$ (4,914)	$ (722)	$ (56,928)

Net loss per share of
common stock	$ (0.00)	$ (0.00)

Net loss per fully diluted
share of common stock	$ (0.00)	$ (0.00)

Weighted average number
of common shares	11,877,242	4,676,242

Weighted average number
of fully diluted common shares	12,077,242	4,976,242

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Cash Flows
			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Three Months Ended		2000) through
	March 31,		December 31,
	2008	2007	2007

Operating Activities:
Net loss from operations	$ (4,914)	$ (722)	$ (56,928)
Changes in assets and liabilities:
Prepaid expense	-	-	-
Accounts payable	1,302	(1,344)	13,658
Tax liabilities	37	37	781
Payable to stockholders	3,568	2,000	26,611
Net Cash Used for
Operating Activities	(7)	(29)	(15,878)

Financing Activities:
Collection of stock
subscription receivable	-	-	3,000
Cash contributed for
payment of expenses	-	-	5,949
Issuance of common stock in
payment of accounts payable	-	-	7,100
Net Cash Provided from
Financing Activities	-	-	16,049

Increase (Decrease) in Cash	(7)	(29)	171
Net cash position at
start of period	178	125	-
Net Cash Position at
End of Period	$ 171	$ 96	$ 171

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Financial Statements

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-KSB report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The common and preferred stock of the South Carolina entity referred to in the subsequent paragraph carried a no par value designation. The Company’s current common and preferred stock carries a $0.001 par value designation. The balance sheets presented represent the Company’s current designations for its preferred and common stock for all periods presented. No adjustments to the amounts carried in the stockholders’ deficit section of the balance sheet were required at the time of the change of corporate domicile.

Organization – The Company was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007 the Company formed a corporation pursuant to the laws of the State of Nevada and on August 11, 2007 the stockholders of the Company approved a change of corporate domicile that resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

Development Stage Enterprise – The Company was engaged in the business of producing a global positioning system data recorder and in 1998 obtained approximately $380,000 through the issuance of 474,678 shares of its common stock. In 1999 the Company discontinued its operations and is now considered a development stage enterprise as defined in Statement of Financial Accounting Standards (“SFAS”) # 7. Since that time the Company’s activities have been devoted primarily to raising capital from the issuance of common stock and loans obtained from stockholders. The Company’s development stage activities are aimed at acquiring an operating entity through a reverse acquisition.

Quasi-reorganization – During 1999 the Company ceased operations and became inactive. Effective as of December 31, 1999, the Company’s stockholders approved a quasi-reorganization that eliminated retained losses of $951,540 from past operations by offsetting those amounts against paid-in-capital. Thus, the paid-in capital account and the retained deficit account were reduced by this amount. No other accounts were affected by this readjustment and subsequent thereto the Company’s accounting has been substantially similar to that of a new enterprise. Deficits accumulating since December 31, 1999 are being shown on the Company’s balance sheet as a deficit accumulated during the development stage.

Going concern – These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated revenues since it entered into development stage activities in the year 2000. The Company's ability to meet its ongoing financial requirements has been dependent on loans from its stockholders and issuances of its common stock. During September 2007, the Company issued 7,000,000 shares of its common stock in payment of $7,000 that the Company had received from stockholders and its officer. The Company is also dependent on Management’s willingness to serve without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Financial Statements (continued)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the same period. Potential shares of common stock that could be outstanding are the result of 300,000 shares of preferred stock being convertible into 300,000 shares of common stock during the years ended December 31, 2007 and 2006 and for the three months ended March 31, 2007. For the three months ended March 31, 2008, 200,000 shares of preferred stock could be converted into 200,000 shares of common stock.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Recently enacted accounting pronouncements – In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 2: Related Party Transactions

During 2007, $7,000 of advances made to the Company by stockholders of the Company including its officer and director, were repaid through the issuance 7,000,000 shares of the Company’s common stock, valued at $0.001 per share. Because no discernible market value for the Company’s common stock existed, the par value was determined to be equivalent to the fair market value. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $26,611 and $23,043 at March 31, 2008 and December 31, 2007, respectively.

Note 3: Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock currently issued and outstanding may be converted into the same number of shares of common stock upon request of the stockholder and carries no other preferences. During 2007, 100,000 shares of preferred stock were converted into 100,000 shares of common stock.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,438 and $2,400 at March 31, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Corporate History

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

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity. A stockholder of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company in not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2008, the Company has debts of $42,706 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a negative $42,535 in working capital with assets of $171 and liabilities of $42,706. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the three months ended March 31, 2008, the Company had a net loss of $4,914, compared to a loss for the three months ended March 31, 2007, of $722. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

11	Computation of loss per share	Notes to financial statements

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-53009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RT Technologies, Inc.

(Registrant)

Dated: May 13, 2008	By: /s/	Mike Lami
Mike Lami
Chief Executive Officer
Chief Financial Officer
Director