Form 10-Q
period 2008-08-18
RT Technologies, Inc.
filed 2008-08-18
CIK 1419559

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
11,877,242  shares of $0.001 par value common stock on August 14, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
RT Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash	$ 171	$ 178
Prepaid expense	-	-

Total Assets	$ 171	$ 178

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 18,578	$ 12,356
Tax liabilities	2,475	2,400
Payable to stockholders	28,611	23,043

Total Liabilities	49,664	37,799

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
200,000 shares Issued and outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares authorized,
11,877,242 shares issued and outstanding	11,877	11,877
Paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-
reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(63,886)	(52,014)

Total Stockholders' Deficit	(49,493)	(37,621)

Total Liabilities and Stockholders' Deficit	$ 171	$ 178

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Operations
					From the date
					of commencing
					development
					stage activities
					(January 1,
	For the Three Months Ended		For the Six Months Ended		2000) through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -	$ -	$ -	$ -	$ -

General and Administrative
Expenses	(6,690)	(1)	(11,434)	(529)	(61,799)

Net Loss from Operations	(6,690)	(1)	(11,434)	(529)	(61,799)

Other Income (Expense):
Gain on settlement of debt	-	-	-	-	525
Interest	(268)	(219)	(438)	(413)	(2,612)
Total Other Income (Expense)	(268)	(219)	(438)	(413)	(2,087)

Net Loss	$ (6,958)	$ (220)	$ (11,872)	$ (942)	$ (63,886)

Net loss per share of
common stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number
of common shares	11,877,242	4,676,242	11,877,242	4,676,242

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Cash Flows
			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Six Months Ended		2000) through
	June 30,		June 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
Operating Activities:
Net loss from operations	$ (11,872)	$ (942)	$ (63,886)
Adjustment to reconcile
net loss to net cash position:
Changes in operating
assets and liabilities:
Prepaid expense	-	-	-
Accounts payable	6,222	(1,162)	15,578
Tax liabilities	75	75	819
Payable to stockholders	5,568	2,000	28,611
Net Cash Used for
Operating Activities	(7)	(29)	(18,878)

Financing Activities:
Collection of stock
subscription receivable	-	-	3,000
Cash contributed for
payment of expenses	-	-	5,949
Issuance of common stock in
payment of accounts payable	-	-	7,100
Net Cash Provided from
Financing Activities	-	-	16,049

Increase (Decrease) in Cash	(7)	(29)	(2,829)
Net cash position at
start of period	178	125	-
Net Cash Position at
End of Period	$ 171	$ 96	$ (2,829)

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly Savannah RiverTechnologies, Inc.
(a development stage company)
Notes to Unaudited Financial Statements

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

RT Technologies, Inc.
(formerly Savannah RiverTechnologies, Inc.
(a development stage company)
Notes to Unaudited Financial Statements (continued)

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

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding are the result of 300,000 shares of preferred stock being convertible into 300,000 shares of common stock during the year ended December 31, 2007 and for the six months ended June 30, 2007, and 200,000 shares of preferred stock could be converted into 200,000 shares of common stock for the six months ended June 30, 2008.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Recently enacted accounting pronouncements – In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Note 2: Related Party Transactions

During 2007, $7,000 of advances made to the Company by stockholders of the Company including its officer and director, were repaid through the issuance of 7,000,000 shares of the Company’s common stock, valued at $0.001 per share. Because no discernible market value for the Company’s common stock existed, the par value was determined to be equivalent to the fair market value. Outstanding advances made to the Company,  including legal fees owed to a stockholder of the Company total $28,611 and $23,043 at June 30, 2008 and December 31, 2007, respectively.

RT Technologies, Inc.
(formerly Savannah RiverTechnologies, Inc.
(a development stage company)
Notes to Unaudited Financial Statements (continued)

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

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,475 and $2,400 at June 30, 2008 and December 31, 2007, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  All risks inherent in new and inexperienced enterprises are inherent in the Company=s business.

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

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern. The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein. These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2008, the Company has debts of $49,664 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had a negative $49,493 in working capital with assets of $171 and liabilities of $49,664.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition.  At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had a net loss of $6,958 and 11,872, respectively, compared to a loss for the three and six months ended June 30, 2007, of $220 and $942. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and six months ended June 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management  evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management  concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

RT Technologies, Inc.
(Registrant)

Dated: August 18, 2008                                                                                                By: /s/ Mike Lami
     Mike Lami
     Chief Executive Officer
     Chief Financial Officer
     Director