Form 10-Q
period 2008-09-30
RT Technologies, Inc.
filed 2008-11-17
CIK 1419559

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53009

RT Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	57-1021913
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2216 East Newcastle Drive, Sandy, Utah	84093
(Address of Principal Executive Offices)	(Zip code)

(801) 942-3938
(Registrant's Telephone number, including area code)

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

Large Accelerated filer	9	Accelerated filer	9
Non-accelerated filer (Do not check if a smaller reporting Company)	9	Smaller reporting company	:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

11,877,242  shares of $0.001 par value common stock on November 13, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
RT Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current Assets:
Cash	$176	$178

Total Assets	$176	$178

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$15,534	$12,356
Tax liabilities	2,491	2,400
Payable to stockholders	33,683	23,043

Total Liabilities	51,708	37,799

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares
authorized, 11,877,242 shares issued and outstanding	11,877	11,877
Paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a
quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(65,925)	(52,014)

Total Stockholders' Deficit	(51,532)	(37,621)

Total Liabilities and Stockholders' Deficit	$176	$178

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Unaudited Statements of Operations

					From the date
					of commencing
					development
					stage activities
					(January 1,
	For the Three Months Ended		For the Nine Months Ended		2000) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenue	$0	$0	$0	$0	$0

General and Administrative
Expenses	(2,023)	(8,030)	(13,457)	(8,658)	(63,822)

Net Loss from Operations	(2,023)	(8,030)	(13,457)	(8,658)	(63,822)

Other Income (Expense):
Gain on settlement of debt	0	0	0	0	525
Interest expense	(16)	(217)	(454)	(630)	(2,628)
Total Other Income (Expense)	(16)	(217)	(454)	(630)	(2,103)

Net Loss	$(2,039)	$(8,247)	$(13,911)	$(9,288)	$(65,925)

Net loss per share of
common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares	11,877,242	6,673,909	11,877,242	5,095,464

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Unaudited Statements of Cash Flows

			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Nine Months Ended		2000) through
	September 30,		September 30,
	2008	2007	2008

Operating Activities:
Net loss from operations	$(13,911)	$(9,288)	$(65,925)
Adjustment to reconcile net loss to net
cash position:
Changes in operating assets and
liabilities:
Accounts payable	3,178	(270)	15,534
Tax liabilities	91	112	835
Payable to stockholders	10,640	2,399	33,683
Net Cash Used for Operating Activities	(2)	(7,047)	(15,873)

Financing Activities:
Collection of stock subscription receivable	0	0	3,000
Cash contributed for payment of expenses	0	0	5,949
Issuance of common stock in payment
of accounts payable	0	7,100	7,100
Net Cash Provided from Financing Activities	0	7,100	16,049

Increase (Decrease) in Cash	(2)	53	176
Net cash position at start of period	178	125	0
Net Cash Position at End of period	$176	$178	$176

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
(a development stage enterprise)
Notes to Unaudited Financial Statements

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-KSB report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The common and preferred stock of the Company as a South Carolina corporation (see Organization below) carried a no par value designation. The Company as a Nevada corporation carries a $0.001 par value designation for both preferred and common stock. The balance sheet presented for December 31, 2007 represents a restatement to the Company’s current designations for its preferred and common stock. No adjustments to the amounts carried in the stockholders’ deficit section of the balance sheet were required at the time of the change of corporate domicile.

Organization – The Company was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007 the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007 the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

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
(formerly, Savannah River Technologies, Inc.)
(a development stage enterprise)
Notes to Unaudited Financial Statements (Continued)

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding result from common stock that could be outstanding as the result of 300,000 shares of preferred stock being convertible into 300,000 shares of common stock during 2007 and 200,000 shares of preferred stock that could be converted into 200,000 shares of common stock during 2008.

Income Taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

Note 2: Going Concern

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated revenues since it entered into development stage activities in the year 2000. The Company's ability to meet its ongoing financial requirements has been dependent on the issuance of 7,000,000 shares of common stock during 2007 to stockholders of the Company and Management for $7,000 cash. Subsequently, the Company has received loans from its Stockholders and from Management. The Company is also dependent on Management’s willingness to serve without monetary remuneration. The Company assumes that these financial arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

Note 3: Related Party Transactions

During 2007, $7,000 of advances made to the Company by stockholders of the Company including Management were repaid through the issuance  of 7,000,000 shares of the Company’s common stock, valued at $0.001 per share. Because no discernible market value for the Company’s common stock existed, the par value was determined to be equivalent to the fair market value. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $33,683 and $23,043 at September 30, 2008 and December 31, 2007, respectively.

Note 4: Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock issued and outstanding at September 30, 2008 may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences. During 2007, 100,000 shares of preferred stock were converted into 100,000 shares of common stock.

Note 5: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,491 and $2,400 at September 30, 2008 and December 31, 2007, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine month periods ended September 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2008, the Company has debts of $51,708 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had a negative $51,532 in working capital with assets of $176 and liabilities of $51,708.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2008, the Company had a net loss of $2,039 and $13,911, respectively, compared to a loss for the three and nine months ended September 30, 2007, of $8,247 and $9,288. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and nine months ended September 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management  evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management concluded that, as of September 30, 2008, our internal control over financial reporting was effective.  However, as we have only one officer, our controls are limited by the fact we cannot segregate duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location
3(i)	Article of Incorporation	Incorporated by reference*
3(ii)	Bylaws	Incorporated by reference*
4	Specimen Stock Certificate	Incorporated by reference*
11	Computation of loss per share	Notes to financial statements
31	Rule 13a-14(a)/15d-14a(a) Certification -- CEO & CFO	This filing
32	Section 1350 Certification -- CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on form 10-SB filed with the Commission SEC File No. 000-53009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RT Technologies, Inc.
(Registrant)

Date:	November 14, 2008	By:	/s/ Mike Lami
Mike Lami
Chief Executive Officer
Chief Financial Officer
Director