Form 10-K
period 2008-12-31
RT Technologies, Inc.
filed 2009-04-10
CIK 1419559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:   000-53009

RT Technologies, Inc.
(Exact name of registrant as specified in charter)

Nevada                                                                                                                                 57-1021913
State or other jurisdiction of incorporation or organization                                                          (I.R.S. Employer I.D. No.)

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with $0.04 bid and $0.33 ask.  The bid on March 25, 2009, was $0.04 giving the shares held by non-affiliates a market value of $75,089.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 25, 2009, the Registrant had 11,877,242 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as Aforward-looking statements.@

BUSINESS

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

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.  During the year ended 2007, the Company did hold a stockholder meeting for the purpose of electing directors and changing the domicile of the Company from South Carolina to Nevada.  At the meeting a majority of stockholders elected the current directors and approved the change of domicile to Nevada.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “RTTE.”  The Company's Common Stock is traded in the OTCBB sporadically with no significant volume.  The Company’s common stock has had only very limited activity.

Quarter Ended                                                      High Bid                                               Low Bid
December 2008                                                       $0.25                                                      $0.05
September 2008                                                      $0.25                                                      $0.05
June 2008                                                                $0.25                                                      $0.05
March 2008                                                             $0.25                                                      $0.05
December 2007                                                       $0.25                                                      $0.05
September 2007                                                      $0.05                                                      $0.02
June 2007                                                                $0.05                                                      $0.02
March 2007                                                             $0.05                                                      $0.02

At March 25, 2009, the bid and asked price for the Company's Common Stock was $0.04 and $0.33. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 25, 2009, the Company had approximately 162 stockholders of record.  As of March 25, 2009, the Company had 11,877,242 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

The Company did not issue any shares during 2008.  During the year ended December 31, 2007, the Company issued 2,000,000 shares to the Company’s president Michael Lami for $2,000 cash.  Additionally, another 5,000,000 shares were issued to another stockholder for $5,000 cash.  The funds were used to pay ongoing operating costs.  The Company’s transfer agent was also issued 100,000 shares as partial payment of its outstanding balance.  All shares were issued in reliance on exemptions from registration found in the Securities Act.

ITEM 6 SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2008 or 2007.  We had a net loss of $17,072 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $176 and a negative working capital of $54,869.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ -	$ -
General and Administrative Expenses	15,614	16,512
Net Loss	17,072	17,527
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Weighted Average Number of Shares Outstanding	11,877,242	7,068,742
Weighted Average Number of Fully Diluted Shares Outstanding	12,077,242	7,343,742
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 176	$ 178
Total Assets	176	178
Total Current Liabilities	54,869	37,799
Working Capital	(54,693)	(37,621)
Stockholders’ Equity (Deficit)	(54,693)	(37,621)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  The Company=s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company=s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder=s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company=s management, none of whom is a professional analyst and none of whom have significant general business experience.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

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

The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company=s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  The Company=s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control.)  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company=s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company=s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company=s limited resources and management=s limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company=s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for Ashell@ companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company=s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of Agoing public@.  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had $176 in cash and liabilities of $54,869.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company=s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company=s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2008, the Company had $17,072 in expenses related to maintaining its corporate status and, paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended December 31, 2008, the Company had a net loss of $17,072 compared to a loss of $17,527 for the year ended December 31, 2007.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name                                                      Age                      Positions
Michael T. Lami                                      48                        President, Secretary, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Company's last completed fiscal year):

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Michael T. Lami, CEO	2008	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--
	2006	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2008, 2007, and 2006. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company=s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term Anew management@ is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company=s decision to participate in one or more business opportunities.

The Company=s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider=s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 25, 2009, there were 11,877,242 shares of common stock outstanding.

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
_________________
Micvic, LLC is owned by Victor Schwarz and Michelle Turpin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

During the fiscal year ended December 31, 2008, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  The Company's sole officer and director is Michael T. Lami.  In 2002, Mr. Lami received 3,000,000 shares of the Company’s common stock for an investment of $3,000 prior to becoming an officer and director.  During 2007, Mr. Lami received an additional 2,000,000 shares for conversion of a $2,000 note.  Also, in 2007, Micvic, LLC converted a $5,000 loan into 5,000,000 shares of common stock.  Mr. Lami and Micvic continued to provide loans to the Company to cover ongoing costs in 2008.

This sale of the Company=s common stock was for the purpose of raising operating capital for the Company.  At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $8,300 and $3,800 for each of the years ending December 31, 2008 and 2007.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $0 and $0.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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
Notes to Financial Statements                                                                        F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

                                      SEC
Exhibit                       Reference
Number                       Number                       Title of Document                                     Location
tem 3           Articles of Incorporation and Bylaws

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

31.01                          31                      CEO certification                                         This Filing

31.02                          31                      CFO certification Pursuant                         This Filing

32.01                  32                      CEO & CFO certification                             This Filing

*  Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

RT Technologies, Inc.

Date:           April 9, 2009                                                      By:  /s/ Michael Lami
Michael Lami, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                       Date

/s/Michael Lami
Michael Lami                                  Director            April 9, 2009

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
RT Technologies, Inc.

We have audited the accompanying balance sheets of RT Technologies, Inc. (formerly Savannah River Technologies, Inc.) ( a Nevada development stage enterprise)  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and for the period from commencement of  the development stage to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RT Technologies, Inc. ( a development stage enterprise)  as of December 31, 2008 and 2007, and the results of its operations,  and its cash flows for the  years ended December 31, 2008 and 2007, and for the period from commencement of the development stage to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 9, 2009
1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
(a development stage enterprise)

BALANCE SHEETS

	December 31,
	2008	2007
Assets:
Current Assets:
Cash	$176	$178

Total Assets	$176	$178

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$16,837	$12,356
Tax liabilities	2,511	2,400
Payable to stockholders	35,521	23,043

Total Liabilities	54,869	37,799

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
200,000 shares outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares authorized,
11,877,242 shares outstanding	11,877	11,877
Paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-
reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(69,086)	(52,014)

Total Stockholders' Deficit	(54,693)	(37,621)

Total Liabilities and Stockholders' Deficit	$176	$178

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
(a development stage enterprise)

STATEMENTS OF OPERATIONS

			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Year Ended		2000) through
	December 31,		December 31,
	2008	2007	2008
Revenue	$-	$-	$-

General and Administrative Expenses	(15,614)	(16,512)	(65,979)

Net Loss from Operations	(15,614)	(16,512)	(65,979)

Other Income (Expense):
Gain on settlement of debt	-	-	525
Interest	(1,458)	(1,015)	(3,632)
Total Other Income (Expense)	(1,458)	(1,015)	(3,107)

Net Loss	$(17,072)	$(17,527)	$(69,086)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,877,242	7,068,742

Weighted average number of fully diluted common shares	12,077,242	7,343,742

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
								Deficit
						Common		Accumulated
						Stock		During the
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage
Balance, December 31, 1999	670,000	$ 670	1,286,242	$ 1,286	$ 6,395	$ -	$ (9,098)	$ -
Cash contributed to capital	-	-	-	-	5,040	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(8,564)

Balance, December 31, 2000	670,000	670	1,286,242	1,286	11,435	-	(9,098)	(8,564)
Net loss for the year	-	-	-	-	-	-	-	(955)

Balance, December 31, 2001	670,000	670	1,286,242	1,286	11,435	-	(9,098)	(9,519)
Common stock subscribed at
$0.001 per share	-	-	3,000,000	3,000	-	(3,000)	-	-
Net loss for the year	-	-	-	-	-	-	-	(1,964)

Balance, December 31, 2002	670,000	670	4,286,242	4,286	11,435	(3,000)	(9,098)	(11,483)
Common stock issued in
settlement of employment
agreements and contracts	-	-	20,000	20	(20)	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(2,152)

Balance, December 31, 2003	670,000	670	4,306,242	4,306	11,415	(3,000)	(9,098)	(13,635)
Collection of stock
subscription	-	-	-	-	-	3,000	-	-
Conversion of preferred
stock into common stock	(370,000)	(370)	370,000	370	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(8,370)

Balance, December 31, 2004	300,000	300	4,676,242	4,676	11,415	-	(9,098)	(22,005)
Net loss for the year	-	-	-	-	-	-	-	(980)

Balance, December 31, 2005	300,000	300	4,676,242	4,676	11,415	-	(9,098)	(22,985)
Net loss for the year	-	-	-	-	-	-	-	(11,502)

Balance, December 31, 2006	300,000	300	4,676,242	4,676	11,415	-	(9,098)	(34,487)
Common stock issued
pursuant to a change of
corporate domicile,
July, at $0.001	-	-	1,000	1	(1)	-	-	-
Common stock issued to
forestall collection of
account payable,
September, at $0.001	-	-	100,000	100	-	-	-	-
Common stock issued for
payment of amounts
advanced by stockholders,
September, at $0.001	-	-	7,000,000	7,000	-	-	-	-
Conversion of preferred
stock into common stock	(100,000)	(100)	100,000	100	-	-	-	-
Net loss for the year	-	-	-	-	-	-	-	(17,527)

Balance, December 31, 2007	200,000	200	11,877,242	11,877	11,414	-	(9,098)	(52,014)
Net loss for the year	-	-	-	-	-	-	-	(17,072)

Balance, December 31, 2008	200,000	$ 200	11,877,242	$ 11,877	$ 11,414	$ -	$ (9,098)	$ (69,086)

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Year Ended		2000) through
	December 31,		December 31,
	2008	2007	2008

Operating Activities:
Net loss from operations	$(17,072)	$(17,527)	$(69,086)
Adjustment to reconcile net loss to net cash
position:
Prepaid expense	-	2,000	-
Accounts payable	4,482	4,371	16,837
Tax liabilities	111	150	855
Payable to stockholders	12,477	3,959	35,521
Net Cash Used for Operating Activities	(2)	(7,047)	(15,873)

Financing Activities:
Collection of stock subscription receivable	-	-	3,000
Cash contributed for payment of expenses	-	-	5,949
Issuance of common stock in payment of
accounts payable	-	7,100	7,100
Net Cash Provided from Financing Activities	-	7,100	16,049

Increase (Decrease) in Cash	(2)	53	176
Net cash position at start of period	178	125	-
Net cash position at end of period	$176	$178	$176

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
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

RT TECHNOLOGIES, INC.
(formerly Savannah River Technologies, Inc.)
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1: Summary of Significant Accounting Policies (continued)

Net loss per share and net loss per fully diluted share of common stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the same period presented as a result of the conversion of 200,000 shares of preferred stock into 200,000 shares of common stock.

Income taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

Revenue recognition – The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

Recently enacted accounting pronouncements –

On January 12, 2009 a Financial Accounting Standards Board Staff Position amended the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This Staff Position does not have an impact on the Company at the present time.

Note 2: Related Party Transactions

During 2007, $7,000 of advances made to the Company by stockholders of the Company including its officer and director, were repaid through the issuance 7,000,000 shares of the Company’s common stock, valued at $0.001 per share. Because no discernible market value for the Company’s common stock existed, the par value was determined to be equivalent to the fair market value. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $35,521 and $23,043 at December 31, 2008 and 2007, respectively.

Note 3: Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s currently issued and outstanding preferred stock may be converted into the same number of shares of common stock upon request of the preferred stockholder and carries no other preferences. During 2007, 100,000 shares of preferred stock were converted into 100,000 shares of common stock and at December 31, 2008 and 2007, 200,000 shares of convertible preferred stock remain outstanding.

NOTES TO FINANCIAL STATEMENTS (continued)

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,511 and $2,400 at December 31, 2008 and 2007, respectively.

Note 5: Subsequent Events

During February 2009, additional advances in the amount of $4,500 were made to the Company by stockholders of the Company including its officer and director. Consequently, a total of $40,021 was due after these additional advances were received.