Form 10-Q
period 2009-03-31
RT Technologies, Inc.
filed 2009-05-20
CIK 1419559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
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
11,877,242 shares of $0.001 par value common stock on May 15, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
RT Technologies, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash	$ 176	$ 176

Total Assets	$ 176	$ 176

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$ 15,562	$ 16,837
Tax liabilities	2,530	2,511
Payable to stockholders	40,291	35,521

Total Liabilities	58,383	54,869

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized,
200,000 shares Issued and outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares authorized,
11,877,242 shares issued and outstanding	11,877	11,877
Paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-
reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(72,600)	(69,086)

Total Stockholders' Deficit	(58,207)	(54,693)

Total Liabilities and Stockholders' Deficit	$ 176	$ 176

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Operations
			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Three Months Ended		2000) through
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Revenue	$ -	$ -	$ -

General and Administrative Expenses	(3,495)	(4,744)	(69,474)

Net Loss from Operations	(3,495)	(4,744)	(69,474)

Other Income (Expense):
Gain on settlement of debt	-	-	525
Interest	(19)	(170)	(3,651)
Total Other Income (Expense)	(19)	(170)	(3,126)

Net Loss	$ (3,514)	$ (4,914)	$ (72,600)

Net loss per share of
common stock	$ (0.00)	$ (0.00)

Net loss per fully diluted
share of common stock	$ (0.00)	$ (0.00)

Weighted average number
of common shares	11,877,242	11,877,242

Weighted average number
of fully diluted common shares	12,077,242	12,077,242

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
( a development stage enterprise )
Statements of Cash Flows (Unaudited)
			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Three Months Ended		2000) through
	March 31,		December 31,
	2009	2008	2009
Operating Activities:
Net loss from operations	$ (3,514)	$ (4,914)	$ (72,600)
Adjustment to reconcile
net loss to net cash position:
Accounts payable	(1,275)	1,302	15,562
Tax liabilities	19	37	874
Payable to stockholders	4,770	3,568	40,291
Net Cash Used for
Operating Activities	-	(7)	(15,873)

Financing Activities:
Collection of stock
subscription receivable	-	-	3,000
Cash contributed for
payment of expenses	-	-	5,949
Issuance of common stock in
payment of accounts payable	-	-	7,100
Net Cash Provided from
Financing Activities	-	-	16,049

Increase (Decrease) in Cash	-	(7)	176
Net cash at
start of period	176	178	-
Net Cash at
End of Period	$ 176	$ 171	$ 176

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.
(formerly, Savannah River Technologies, Inc.)
(a development stage enterprise)
Notes to Unaudited Financial Statements
March 31, 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated revenues since it entered into development stage activities in the year 2000. The Company's ability to meet its ongoing financial requirements has been dependent on loans from Management and other related parties. The Company is also dependent on Management’s willingness to serve without monetary remuneration. The Company assumes that these financial arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

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
March 31, 2009

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding result from common stock that could be issued as a result of 200,000 shares of preferred stock being converted into 200,000 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2009, the Company has a net operating loss carry forward of approximately $72,000 that expires if unused through 2029. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $10,800 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $527 and $737 for the three months ended March 31, 2009 and 2008, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2009 or December 31, 2008.

Note 2: Related Party Transactions

During the three months ended March 31, 2009, advances of $4,500 were made to the Company by Management and other related parties. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $40,291 and $35,521 at March 31, 2009 and December 31, 2008, respectively.

Note 3: Preferred Stock

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock issued and outstanding at March 31, 2009, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,530 and $2,511 at March 31, 2009 and December 31, 2008, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2009, the Company has debts of $58,383 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had a negative $58,207 in working capital with assets of $176 and liabilities of $58,383.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2009, the Company had a net loss of $3,514, compared to a loss for the three months ended March 31, 2008, of $4,914. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

RT Technologies, Inc.
(Registrant)

Dated: May 20, 2009                                                                                                By: /s/ Mike Lami
     Mike Lami
     Chief Executive Officer
     Chief Financial Officer
     Director

                                                                                                       13