Form 10-Q
period 2009-09-30
RT Technologies, Inc.
filed 2009-11-16
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not been phased into the Interactive Data reporting system. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

11,877,242 shares of $0.001 par value common stock on November 5, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2009

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

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

( a development stage enterprise )

Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current Assets:
Cash	$276	$176

Total Assets	$276	$176

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$16,750	$16,837
Tax liabilities	2,569	2,511
Payable to stockholders	44,494	35,521

Total Liabilities	63,813	54,869

Stockholders' Deficit:

Preferred stock - $0.001 par value, 10,000,000 shares authorized,200,000 shares Issued and outstanding	200	200
Common stock - $0.001 par value, 90,000,000 shares authorized,
11,877,242 shares issued and outstanding	11,877	11,877
Paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-
reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during the development stage	(77,930)	(69,086)

Total Stockholders' Deficit	(63,537)	(54,693)

Total Liabilities and Stockholders' Deficit	$276	$176

The accompanying notes are an integral part of these unaudited financial statements.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

( a development stage enterprise )

Statements of Operations

					From the date
					of commencing
					development
					stage activities
					(January 1,
	For the Three Months Ended		For the Nine Months Ended		2000) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$-	$-	$-	$-

General and Administrative
Expenses	(2,253)	(2,023)	(8,767)	(13,457)	(74,746)

Net Loss from Operations	(2,253)	(2,023)	(8,767)	(13,457)	(74,746)

Other Income (Expense):
Gain on settlement of debt	-	-	-	-	525
Interest	(38)	(16)	(77)	(454)	(3,709)
Total Other Income (Expense)	(38)	(16)	(77)	(454)	(3,184)

Net Loss	$(2,291)	$(2,039)	$(8,844)	$(13,911)	$(77,930)

Net loss per share of
common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of common shares	11,877,242	11,877,242	11,877,242	11,877,242

The accompanying notes are an integral part of these unaudited financial statements.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

( a development stage enterprise )

Statements of Cash Flows

			From the date
			of commencing
			development
			stage activities
			(January 1,
	For the Nine Months Ended		2000) through
	September 30,		September 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Operating Activities:
Net loss from operations	$(8,844)	$(13,911)	$(77,930)
Adjustment to reconcile
net loss to net cash position:
Accounts payable	(88)	3,178	16,750
Tax liabilities	59	91	913
Payable to stockholders	8,973	10,640	44,494
Net Cash provided by (Used for)
Operating Activities	100	(2)	(15,773)

Financing Activities:
Collection of stock
subscription receivable	-	-	3,000
Cash contributed for
payment of expenses	-	-	5,949
Issuance of common stock in
payment of accounts payable	-	-	7,100
Net Cash Provided from
Financing Activities	-	-	16,049

Increase (Decrease) in Cash	100	(2)	276
Net cash position at
start of period	176	178	-
Net Cash Position at
End of Period	$276	$176	$276

The accompanying notes are an integral part of these unaudited financial statements.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2: Summary of Significant Accounting Policies

Organization – The Company was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. The Company was engaged in the business of producing a global positioning system data recorder and in 1998 obtained approximately $380,000 through the issuance of 474,678 shares of its common stock. In 1999 the Company discontinued its operations. On July 31, 2007 the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007 the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada. The Company’s current activities have been devoted primarily to raising capital from the issuance of common stock and loans obtained from stockholders and are aimed at acquiring an operating entity through a reverse acquisition.

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

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

(Continued)

Note 2: Summary of Significant Accounting Policies (continued)

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding results from common stock that could be issued as a result of 200,000 shares of preferred stock being converted into 200,000 shares of common stock. The conversion of preferred stock and the conversion of a note payable as described herein were excluded from the calculation of diluted loss per share because they were anti-dilutive.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2009, the Company has a net operating loss carry forward of approximately $77,900 that expires if unused through 2029. A deferred tax asset in the amount of $11,685 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $1,327 and $2,087 for the nine months ended September 30, 2009 and 2008, respectively. The Company follows the provisions of uncertain tax positions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

RT Technologies, Inc.

(formerly, Savannah River Technologies, Inc.)

(a development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2009

(Continued)

Note 3: Related Party Transactions

During the nine months ended September 30, 2009, advances of $8,973 were made to the Company by Management and other related parties. Outstanding advances made to the Company; including legal fees owed to a stockholder of the Company total $44,494 and $35,521 at September 30, 2009 and December 31, 2008, respectively. The advances thus made to the Company are non-interest bearing and are deemed to be repayable on demand.

Note 4: Capital Stock

Preferred Stock: The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock issued and outstanding at September 30, 2009, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common Stock:

The Company has 90,000,000 shares of $0.001 par value common stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

Note 5: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,569 and $2,511 at September 30, 2009 and December 31, 2008, respectively.

Note 6: Subsequent Events

The Company has evaluated subsequent events form the balance sheet date through November 9, 2009, and determined there are no material transactions that have not been disclosed.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the nine month period ended September 30, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2009, the Company has debts of $63,813 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had a negative $63,537 in working capital with assets of $276 and liabilities of $63,813. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2009, the Company had a net loss of $2,291 and $8,844, respectively, compared to a loss for the three and nine months ended September 30, 2008, of $2,039 and $13,911, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended September 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Dated: November 9, 2009

By: /s/ Mike Lami

     Mike Lami

     Chief Executive Officer

     Chief Financial Officer

     Director