Form 10-K
period 2009-12-31
RT Technologies, Inc.
filed 2010-04-09
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes      . No    X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

         Yes      . No    X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not part of the Interactive Data reporting system at this time.

           Yes      .  No       .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer      .

Accelerated filer      .

Non-accelerated filer       .   (Do not check if a smaller reporting company)

Smaller reporting company  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X  .   No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with $0.04 bid and $0.33 ask.  The bid on March 26, 2010, was $0.04 giving the shares held by non-affiliates a market value of $75,089.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 26, 2010, the Registrant had 11,877,242 shares of common stock issued and outstanding.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “RTTE.”  The Company's Common Stock is traded in the OTCBB sporadically with no significant volume.  The Company’s common stock has had only very limited activity.

Quarter Ended	High Bid	Low Bid
December 2009	$0.10	$0.04
September 2009	$0.10	$0.04
June 2009	$0.10	$0.04
March 2009	$0.10	$0.04
December 2008	$0.25	$0.05
September 2008	$0.25	$0.05
June 2008	$0.25	$0.05
March 2008	$0.25	$0.05
December 2007	$0.25	$0.05
September 2007	$0.05	$0.02
June 2007	$0.05	$0.02
March 2007	$0.05	$0.02

At March 26, 2010, the bid and asked price for the Company's Common Stock was $0.04 and $0.51. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 26, 2010, the Company had approximately 162 stockholders of record.  As of March 26, 2010, the Company had 11,877,242 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

The Company did not issue any shares during 2009.  During the year ended December 31, 2008, the Company issued 2,000,000 shares to the Company’s president Michael Lami for $2,000 cash.  Additionally, another 5,000,000 shares were issued to another stockholder for $5,000 cash.  The funds were used to pay ongoing operating costs.  The Company’s transfer agent was also issued 100,000 shares as partial payment of its outstanding balance.  All shares were issued in reliance on exemptions from registration found in the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2008 or 2009.  We had a net loss of $11,600 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $276 and a negative working capital of $66,293.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$ -	$ -
General and Administrative Expenses	11,503	15,614
Net Loss	11,600	17,072
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Weighted Average Number of Shares Outstanding	11,877,242	11,877,242
Weighted Average Number of Fully Diluted Shares Outstanding	12,077,242	12,077,242
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$ 276	$ 176
Total Assets	276	176
Total Current Liabilities	66,569	54,869
Working Capital	(66,293)	(54,693)
Stockholders’ Equity (Deficit)	(66,293)	(54,693)

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, the Company had $276 in cash and liabilities of $66,569.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company=s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company=s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2009, the Company had $11,503 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting cost. For the year ended December 31, 2009, the Company had a net loss of $11,600 compared to a loss of $17,072 for the year ended December 31, 2008.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the person expected to be named as a director of the Company. The Company’s director serves for a term of one year and thereafter until his successors have been duly elected by the stockholders and qualified.  The Company’s officer serves for a term of one year and thereafter until his successors have been duly elected by the Board of Directors and qualified.

Name	Age	Positions
Michael T. Lami	49	President, Secretary, Director

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Lami, CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

     Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2009, 2008, and 2007. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company=s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term Anew management@ is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company=s decision to participate in one or more business opportunities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2010, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 26, 2010, there were 11,877,242 shares of common stock outstanding.

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

_________________

Micvic, LLC is owned by Victor Schwarz and Michelle Turpin.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

During the fiscal year ended December 31, 2009, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  The Company's sole officer and director is Michael T. Lami.  In 2002, Mr. Lami received 3,000,000 shares of the Company’s common stock for an investment of $3,000 prior to becoming an officer and director.  During 2007, Mr. Lami received an additional 2,000,000 shares for conversion of a $2,000 note.  Also, in 2007, Micvic, LLC converted a $5,000 loan into 5,000,000 shares of common stock.  Mr. Lami and Micvic continued to provide loans to the Company to cover ongoing cost in 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,500 and $7,250 for each of the years ending December 31, 2009 and 2008.

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

Date: April 8, 2010

By:  /s/ Michael Lami

Michael Lami, President, Director, Principal

Accounting Officer(Principal Executive

Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Lami
Michael Lami	Director	April 8, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

RT Technologies, Inc.

We have audited the accompanying  balance sheets of RT Technologies, Inc.   ( a Nevada development stage company) as of December 31, 2009 and 2008, and the related  statements of operations, changes in stockholders’ deficit, and cash flows for the  years ended December 31, 2009 and 2008, and for the period of January 1, 2000 (commencement of development stage) to December 31, 2009. These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RT Technologies, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period of January 1, 2000 (commencement of development stage) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 6, 2010

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash	$276	$176
Total Assets	$276	$176

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$17,143	$16,837
Tax liabilities	2,589	2,511
Payable to stockholders	46,837	35,521

Total current liabilities	66,569	54,869

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock, $0.001 par value; 90,000,000 shares authorized, 11,877,242 shares issued and outstanding, respectively	11,877	11,877
Additional paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(80,686)	(69,086)
Total stockholder’s equity (deficit)	(66,293)	(54,693)
Total liabilities and stockholders’ equity (deficit)	$276	$176

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Operations

	For the Year Ended December 31		From the date of Commencing development stage activities (January 1, 2000) Through December 31
	2009	2008	2009
Revenue	$—	$—	$—

Operating expenses:
General and administrative	11,503	15,614	77,482

Total operating expenses	11,503	15,614	77,482

Loss from operations	(11,503)	(15,614)	(77,482)

Other Income (Expense)
Gain on settlement of debt	—	—	525
Interest expense	(97)	(1,458)	(3,729)

Total other expenses	(97)	(1,458)	(3,204)

Net Loss	$(11,600)	$(17,072)	$(80,686)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,877,242	11,877,242

Weighted average number of fully diluted common shares	12,077,242	12,077,242

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

								Deficit
						Common		Accumulated
						Stock		During
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage
Balance at December 31, 1999	670,000	$670	$1,286,242	$1,286	$6,395	$—	$(9,098)	$—
Cash Contributed To Capital	—	—	—	—	5,040	—	—	—
Net loss, year ended December 31, 2000	—	—	—	—	—	—	—	(8,564)
Balance at December 31, 2000	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(8,564)
Net Loss, year ended December 31, 2001	—	—	—	—	—	—	—	(955)
Balance at December 31, 2001	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(9,519)
Common Stock subscribed at $0.001 per share	—	—	3,000,000	3,000	—	(3,000)	—	—
Net loss, year ended December 31, 2002	—	—	—	—	—	—	—	(1,964)
Balance at December 31, 2002	670,000	670	4,286,242	4,286	11,435	(3,000)	(9,098)	(11,483)
Common stock issued in settlement of employment agreements and contracts	—	—	20,000	20	(20)	—	—	—
Net loss, year ended December 31, 2003	—	—	—	—	—	—	—	(2,152)
Balance at December 31, 2003	670,000	670	4,306,242	4,306	11,415	(3,000)	(9,098)	(13,635)
Collection of Stock subscription	—	—	—	—	—	3,000	—	—
Conversion of preferred stock into common stock	(370,000)	(370)	370,000	370	—	—	—	—
Net loss, year ended December 31, 2004	—	—	—	—	—	—	—	(8,370)

Balance at December 31, 2004	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,005)
Net loss, year ended December 31, 2005	—	—	—	—	—	—	—	(980)
Balance at December 31, 2005	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,985)
Net loss, year ended December 31, 2006	—	—	—	—	—	—	—	(11,502)
Balance at December 31, 2006	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(34,487)
Common stock issued pursuant to a change of corporate domicile, July, at $0.001	—	—	1,000	1	(1)	—	—	—
Common stock issued to forestall collection of account payable, September, at $0.001	—	—	100,000	100	—	—	—	—
Common Stock issued for payment of amounts advanced by Stockholders, September at $0.001	—	—	7,000,000	7,000	—	—	—	—
Conversion of preferred stock into common stock	(100,000)	(100)	100,000	100	—	—	—	—
Net loss, year ended December 31, 2007	—	—	—	—	—	—	—	(17,527)
Balance at December 31, 2007	200,000	200	11,877,24	11,877	11,414	—	(9,098)	(52,014)
Net loss, year ended December 31, 2008	—	—	—	—	—	—	—	(17,072)
Balance at December 31, 2008	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(69,086)
Net loss, year ended December 31, 2009	—	—	—	—	—	—	—	(11,600)
Balance at December 31, 2009	200,000	$200	11,877,242	$11,877	$11,414	$—	$(9,098)	$(80,686)

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Cash Flow

			From the date
			of commencing
			development
			stage activities
			(January 1, 2000)
	For The Year Ended		Through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net Loss	$(11,600)	$(17,072)	$(80,686)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	306	4,482	17,143
Increase (decrease) in tax liabilities	78	111	933
Increase (decrease) in payable to stockholders	11,316	12,477	46,837

Net cash provided by (used in) operating activities	100	(2)	(15,773)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Cash contributed for payment of expenses	—	—	5,949
Issuance of common stock in payment of accounts payable	—	—	7,100

Net cash provided by financing activities	—	—	16,049

Net change in cash	100	(2)	276
Cash, beginning of period	176	178	—
Cash, end of period	$276	$176	$276

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Development stage enterprise – The Company was engaged in the business of producing a global positioning system data recorder and in 1998 obtained approximately $380,000 through the issuance of 474,678 shares of its common stock. In 1999 the Company discontinued its operations and is now considered a development stage enterprise as defined in ASC Topic 915. Since that time the Company’s activities have been devoted primarily to raising capital from the issuance of common stock and loans from stockholders. The Company’s development stage activities are aimed at acquiring an operating entity through a reverse acquisition.

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

RT TECHNOLOGIES, INC.

 (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 1: Summary of Significant Accounting Policies (continued)

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

Income taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.  At December 31, the Company has a net operating loss carry forward of approximately $80,700 that expires if unused through 2029. A deferred tax asset in the amount of $12,105 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $1,740 and $2,560 for the years ended December 31, 2009 and 2008, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

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

 RT TECHNOLOGIES, INC.

 (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Recently enacted accounting pronouncements (continued)–

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 2: Related Party Transactions

During the year ended December 31, 2009, advances of $11,316 were made to the Company by Management and other related parties. Outstanding advances made to the Company; including legal fees owed to a stockholder of the Company total $46,837 and $35,521 at December 31, 2009 and December 31, 2008, respectively. The advances thus made to the Company are non-interest bearing and are deemed to be repayable on demand.

 RT TECHNOLOGIES, INC.

 (a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009

Note 3: Capital Stock

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

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,589 and $2,511 at December 31, 2009 and 2008, respectively.

Note 5: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.