Form 10-Q
period 2010-03-31
RT Technologies, Inc.
filed 2010-05-17
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant is not yet part of the Interactive Data reporting system. Yes      . No      .

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

11,877,242 shares of $0.001 par value common stock on April 30, 2010

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheet

	March 31,	December, 31
	2010	2009
Assets
Current Assets

Cash	$276	$276

Total assets	$276	$276

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$19,877	$17,143
Tax liabilities	2,608	2,589
Payable to stockholders	47,553	46,837

Total current liabilities	70,038	66,569

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 200,000 shares issued and outstanding	200	200
Common stock, $0.001 par value; 90,000,000 shares authorized 11,877,242 shares issued and outstanding, respectively	11,877	11,877
Additional paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-Reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(84,155)	(80,686)
Total stockholder’s equity (deficit)	(69,762)	(66,293)

Total liabilities and stockholders’ equity (deficit)	$276	$276

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

	For the three months ended March 31,		From the date of commencing development stage activities (January 1, 2000) Through March 31,
	2010	2009	2010

Revenue	$—	$—	$—
Operating Expenses:
General and administrative	3,450	3,495	80,932

Total operating expenses	3,450	3,495	80,932

Loss from operations	(3,450)	(3,495)	(80,932)

Other Income (Expense)
Gain on settlement of debt	—	—	525
Interest expense	(19)	(19)	(3,748)

Total other expenses	(19)	(19)	(3,223)

Net Loss	(3,469)	(3,514)	(84,155)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,877,242	11,877,242

Weighted average number of fully diluted common shares	12,077,242	12,077,242

See accompanying notes to financial statements

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Three Months Ended March 31,		From the date of commencing Development stage activities (January 1, 2000) through March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,469)	$(3,514)	$(84,155)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	2,734	(1,275)	26,977
Increase (decrease) in tax liabilities	19	19	952
Increase (decrease) in payable to stockholders	716	4,770	47,553

Net cash used in operating activities	—	—	(8,673)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Cash contributed for payment of expenses	—	—	5,949

Net cash provided by financing activities	—	—	8,949

Net change in cash	—	—	276

Cash, beginning of period	276	176	—

Cash, end of period	$276	$176	$276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of common stock in payment of accounts Payable	$—	$—	$7,100

See accompanying notes to financial statements.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2010

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2008 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2010

Note 1: Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2010, the Company has a net operating loss carry forward of approximately $84,000 that expires if unused through 2030. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $12,600 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $495 and $527 for the three months ended March 31, 2010 and 2009, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010 or December 31, 2009.

Recently Enacted Accounting Pronouncements - In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Note 2: Related Party Transactions

During the three months ended March 31, 2010, advances of $130 were made to the Company by Management and other related parties. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $47,553 and $46,837 at March 31, 2010 and December 31, 2009, respectively.

Note 3: Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock issued and outstanding at March 31, 2010, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2010

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,608 and $2,589 at March 31, 2010 and December 31, 2009, respectively.

Note 5: Subsequent Event

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month period ended March 31, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2010, the Company has debts of $70,038 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative $69,762 in working capital with assets of $276 and liabilities of $70,038. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

 If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the three months ended March 31, 2010, the Company had a net loss of $3,469 compared to a loss for the three months ended March 31, 2009, of $3,514. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Removed and Reserved

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

Dated: May 17, 2010

By: /s/ Mike Lami

Mike Lami

Chief Executive Officer

Chief Financial Officer

Director