Form 10-Q
period 2010-06-30
RT Technologies, Inc.
filed 2010-08-16
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53009

RT Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2216 East Newcastle Drive, Sandy, Utah	84093
(Address of principal executive offices)	(Zip Code)

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

11,877,242 shares of $0.001 par value common stock on August 5, 2010

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2010

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheet

	June 30,	December, 31
	2010	2009
	(Unaudited)
Assets
Current Assets

Cash	$276	$276

Total assets	$276	$276

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$21,385	$17,143
Tax liabilities	2,628	2,589
Payable to stockholders	51,584	46,837

Total current liabilities	75,597	66,569

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 200,000 shares issued and outstanding	200	200
Common stock, $0.001 par value; 90,000,000 shares
authorized 11,877,242 shares issued and outstanding, respectively	11,877	11,877
Additional paid-in capital	11,414	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-Reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(89,714)	(80,686)
Total stockholder’s equity (deficit)	(75,321)	(66,293)

Total liabilities and stockholders’ equity (deficit)	$276	$276

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30		From the date of commencing development stage activities (January 1, 2000) Through June 30,
	2010	2009	2010	2009	2010
Revenue	$—	$—	$—	$ —	$—
Operating expenses:
General and administrative	5,537	3,019	8,988	6,514	86,470

Total operating expenses	5,537	3,019	8,988	6,514	86,470

Loss from operations	(5,537)	(3,495)	(8,988)	(6514)	(86,470)

Other Income (Expense)
Gain on settlement of debt	—	—	—	—	525
Interest expense	(20)	(20)	(40)	(39)	(3,769)

Total other expenses	(20)	(20)	(40)	(39)	(3,224)

Net Loss	(5,557)	(3,039)	(9,028)	(6,553)	$(89,714)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$ (0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$ (0.00)

Weighted average number of common shares	11,877,242	11,877,242	11,877,242	11,877,242
Weighted average number of fully diluted common shares	12,077,242	12,077,242	12,077,242	12,077,242

See accompanying notes to financial statements

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From the date of commencing development stage activities (January 1, 2000) through June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(9,028)	$(6,553)	$(89,714)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	4,242	2,014	28,485
Increase (decrease) in tax liabilities	39	39	972
Increase (decrease) in payable to stockholders	4,747	4,500	51,584

Net cash used in operating activities	—	—	(8,673)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Cash contributed for payment of expenses	—	—	5,949

Net cash provided by financing activities	—	—	8,949

Net change in cash	—	—	276

Cash, beginning of period	276	176	—

Cash, end of period	$276	$176	$276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of common stock in payment of accounts Payable	$—	$—	$7,100

See accompanying notes to financial statements.

RT Technologies, Inc.

 (a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

June 30, 2010

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2010, the Company has a net operating loss carry forward of approximately $89,000 that expires if unused through 2030. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $13,350 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $2,010 and $975 for the six months ended June 30, 2010 and 2009, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2010 or December 31, 2009.

Note 2: Related Party Transactions

During the six months ended June 30, 2010, advances of $3,356 were made to the Company by Management and other related parties. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $51,584 and $40,291 at June 30, 2010 and December 31, 2009, respectively.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

June 30, 2010

Note 3: Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 200,000 shares of preferred stock issued and outstanding at June 30, 2010, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,628 and $2,589 at June 30, 2010 and December 31, 2009, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2010, the Company has debts of $75,597 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had a negative $75,321 in working capital with assets of $276 and liabilities of $75,597.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2010, the Company had a net loss of $5,557 and $9,028, respectively, compared to a loss for the three and six months ended June 30, 2009, of $3,039 and $6,553, respectively. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the six months ended June 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Item 4.  Controls and Procedures.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

11

Computation of loss per share

Notes to financial statements

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

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

Dated: August 16, 2010

By: /s/ Mike Lami

     Mike Lami

     Chief Executive Officer

     Chief Financial Officer

     Director

13