Form 10-K
period 2010-12-31
RT Technologies, Inc.
filed 2011-04-15
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X  .

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

Yes   X  . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on April 6, 2011, was $0.04 giving the shares held by non-affiliates a market value of $75,089.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of April 6, 2011, the Registrant had 11,926,242 shares of common stock issued and outstanding.

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

ITEM 1.   BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

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

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  All risks inherent in new and inexperienced enterprises are inherent in the Company’s business.

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

Quarter Ended	High Bid	Low Bid
December 2010	$0.10	$0.04
September 2010	$0.10	$0.04
June 2010	$0.10	$0.04
March 2010	$0.10	$0.04
December 2009	$0.10	$0.04
September 2009	$0.10	$0.04
June 2009	$0.10	$0.04
March 2009	$0.10	$0.04
December 2008	$0.25	$0.05
September 2008	$0.25	$0.05
June 2008	$0.25	$0.05
March 2008	$0.25	$0.05

At April 6, 2011, the bid and asked price for the Company's Common Stock was $0.04 and $0.10. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At April 6, 2011, the Company had approximately 162 stockholders of record.  As of April 6, 2011, the Company had 11,926,242 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

The Company did not issue any shares during 2010 or 2009. A shareholder of the Company converted 50,000 shares of preferred stock into common stock during 2010. During the year ended December 31, 2008, the Company issued 2,000,000 shares to the Company’s president Michael Lami for $2,000 cash.  Additionally, another 5,000,000 shares were issued to another stockholder for $5,000 cash.  The funds were used to pay ongoing operating costs.  The Company’s transfer agent was also issued 100,000 shares as partial payment of its outstanding balance.  All shares were issued in reliance on exemptions from registration found in the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2010 or 2009.  We had a net loss of $13,411 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $203 and a negative working capital of $79,704.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$-	$-
General and Administrative Expenses	13,333	11,503
Net Loss	13,411	11,600
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Weighted Average Number of Shares Outstanding	11,926,242	11,877,242
Weighted Average Number of Fully Diluted Shares Outstanding	12,077,242	12,077,242
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$203	$276
Total Assets	203	276
Total Current Liabilities	79,907	66,569
Working Capital	(79,704)	(66,293)
Stockholders’ Equity (Deficit)	(79,704)	(66,293)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  The Company’s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder’s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s management, none of whom is a professional analyst and none of whom have significant general business experience.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  The Company’s present directors may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control.)  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company’s management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and management’s limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company’s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for “shell” companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company’s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public”.  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, the Company had $203 in cash and liabilities of $79,907.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2010, the Company had $13,333 in expenses related to maintaining its corporate status, paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs. For the year ended December 31, 2010, the Company had a net loss of $13,411 compared to a loss of $11,600 for the year ended December 31, 2009.

Since inception, the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm helps mitigate this potential weakness.

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

Name	Age	Positions
Michael T. Lami	50	President, Secretary, Director

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

The Company believes Mr. Lami’s long tenure in business and working with small companies qualifies him to be an officer and director of the Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Lami, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2010, 2009, and 2008. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 6, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At April 6, 2011, there were 11,926,242 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Michael T. Lami	5,000,000	41.79%
Common	Micvic, LLC	5,000,000	41.79%
	Director(s)
Common	Michael T. Lami --------------See above-------------
Common	All Officers and Director as a Group (one person)	5,000,000	41.79%

_________________

Micvic, LLC is owned by Victor Schwarz and Michelle Turpin.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

During the fiscal year ended December 31, 2010, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.  The Company's sole officer and director is Michael T. Lami.  In 2002, Mr. Lami received 3,000,000 shares of the Company’s common stock for an investment of $3,000 prior to becoming an officer and director.  During 2007, Mr. Lami received an additional 2,000,000 shares for conversion of a $2,000 note.  Also, in 2007, Micvic, LLC converted a $5,000 loan into 5,000,000 shares of common stock.  Mr. Lami and Micvic continued to provide loans to the Company to cover ongoing cost in 2009.

This sale of the Company’s common stock was for the purpose of raising operating capital for the Company.  At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,750 and $7,500 for each of the years ending December 31, 2010 and 2009.

2) Audit-Related Fees. $7,422 and $8,162.

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

	SEC Reference Number
Exhibit Number
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

Date: April 15, 2011

By:  /s/ Michael Lami

Michael Lami, President, Director, Principal

Accounting Officer(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Lami
Michael Lami	Director	April 15, 2011

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
RT Technologies, Inc.
Salt Lake City, UT

We have audited the accompanying balance sheets of RT Technologies, Inc. (a development stage company) (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from January 1, 2000 (date of commencing development stage activities) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period from January 1, 2000 (date of commencing development stage activities) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 14, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash	$203	$276
Total Assets	$203	$276

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$21,737	$17,143
Tax liabilities	2,667	2,589
Payable to stockholders	55,503	46,837

Total current liabilities	79,907	66,569

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 10,000,000 shares authorized, 150,000 shares issued and outstanding	150	200
Common stock, $0.001 par value; 90,000,000 shares authorized, 11,926,242 and 11,877,242 shares issued and outstanding, respectively	11,926	11,877
Additional paid-in capital	11,415	11,414
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(94,097)	(80,686)
Total stockholder’s equity (deficit)	(79,704)	(66,293)
Total liabilities and stockholders’ equity (deficit)	$203	$276

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Operations

	For the Year Ended December 31		From the date of Commencing development stage activities (January 1, 2000) Through December 31

	2010	2009	2010
Revenue	$—	$—	$—

Operating expenses:
General and administrative	13,333	11,503	90,815

Total operating expenses	13,333	11,503	90,815

Loss from operations	(13,333)	(11,503)	(90,815)

Other Income (Expense)
Gain on settlement of debt	—	—	525
Interest expense	(78)	(97)	(3,807)

Total other expenses	(78)	(97)	(3,282)

Net Loss	$(13,411)	$(11,600)	$(94,097)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,926,242	11,877,242

Weighted average number of fully diluted common shares	12,077,242	12,077,242

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

								Deficit
						Common		Accumulated
						Stock		During
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage
Balance at December 31, 1999	670,000	$670	$1,286,242	$1,286	$6,395	$—	$(9,098)	$—
Cash Contributed To Capital	—	—	—	—	5,040	—	—	—
Net loss, year ended December 31, 2000	—	—	—	—	—	—	—	(8,564)
Balance at December 31, 2000	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(8,564)
Net Loss, year ended December 31, 2001	—	—	—	—	—	—	—	(955)
Balance at December 31, 2001	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(9,519)
Common Stock subscribed at $0.001 per share	—	—	3,000,000	3,000	—	(3,000)	—	—
Net loss, year ended December 31, 2002	—	—	—	—	—	—	—	(1,964)
Balance at December 31, 2002	670,000	670	4,286,242	4,286	11,435	(3,000)	(9,098)	(11,483)
Common stock issued in settlement of employment agreements and contracts	—	—	20,000	20	(20)	—	—	—
Net loss, year ended December 31, 2003	—	—	—	—	—	—	—	(2,152)
Balance at December 31, 2003	670,000	670	4,306,242	4,306	11,415	(3,000)	(9,098)	(13,635)
Collection of Stock Subscription	—	—	—	—	—	3,000	—	—
Conversion of preferred stock into common stock	(370,000)	(370)	370,000	370	—	—	—	—
Net loss, year ended December 31, 2004	—	—	—	—	—	—		(8,370)
Balance at December 31, 2004	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,005)
Net loss, year ended December 31, 2005	—	—	—	—	—	—	—	(980)
Balance at December 31, 2005	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,985)
Net loss, year ended December 31, 2006	—	—	—	—	—	—	—	(11,502)
Balance at December 31, 2006	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(34,487)

Common stock issued pursuant to a change of corporate domicile, July, at $0.001	—	—	1,000	1	(1)	—	—	—
Common stock issued to forestall collection of account payable, September, at $0.001	—	—	100,000	100	—	—	—	—
Common Stock issued for payment of amounts advanced by Stockholders, September at $0.001	—	—	7,000,000	7,000	—	—	—	—
Conversion of preferred stock into common stock	(100,000)	(100)	100,000	100	—	—	—	—
Net loss, year ended December 31, 2007	—	—	—	—	—	—		(17,527)
Balance at December 31, 2007	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(52,014)
Net loss, year ended December 31, 2008	—	—	—	—	—	—	—	(17,072)
Balance at December 31, 2008	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(69,086)
Net loss, year ended December 31, 2009	—	—	—	—	—	—	—	(11,600)
Balance at December 31, 2009	200,000	$200	11,877,242	$11,877	$11,414	$—	$(9,098)	$(80,686)
Conversion of 50,000 shares of preferred stock into 49,000 shares common stock	(50,000)	(50)	49,000	49	1	—	—	—
Net loss, year ended December 31, 2010	—	—	—	—	—	—	—	(13,411)
Balance at December 31, 2010	150,000	$150	11,926,242	$11,926	$11,415	$—	$(9,098)	$(94,097)

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Cash Flow

			From the date
			of commencing
			Development
			stage activities
			(January 1, 2000)
	For The Year Ended		Through
	December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net Loss	$(13,411)	$(11,600)	$(94,097)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,594	306	21,737
Increase (decrease) in tax liabilities	78	78	1,011
Increase (decrease) in payable to stockholders	8,666	11,316	55,503

Net cash provided by (used in) operating activities	73	100	(15,846)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Cash contributed for payment of expenses	—	—	5,949
Issuance of common stock in payment of accounts payable	—	—	7,100

Net cash provided by financing activities	—	—	16,049

Net change in cash	(73)	100	203
Cash, beginning of period	276	176	—
Cash, end of period	$203	$276	$203

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Non-cash investing -conversion of preferred stock to common stock	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Organization – RT Technologies, Inc. (the “Company”) was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007 the Company formed a corporation pursuant to the laws of the State of Nevada and on August 11, 2007 the stockholders of the Company approved a change of corporate domicile that resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada with the name changing to RT Technologies, Inc.

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

RT TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1: Summary of Significant Accounting Policies (continued)

Net loss per share and net loss per fully diluted share of common stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the same period presented as a result of the conversion of 150,000 shares of preferred stock into 150,000 shares of common stock.

Income taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2010, the Company has a net operating loss carry forward of approximately $94,000 that expires if unused through 2030. A deferred tax asset in the amount of $14,100 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,012 and $1,740 for the years ended December 31, 2010 and 2009, respectively.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

Revenue recognition – The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

Recently enacted accounting pronouncements –  Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2011-02 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

RT TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS (continued)

Note 1: Summary of Significant Accounting Policies (continued)

Recently enacted accounting pronouncements (continued)– The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Note 2: Related Party Transactions

During the year ended December 31, 2010, advances of $6,656 were made to the Company by Management and other related parties. Outstanding advances made to the Company; including legal fees owed to a stockholder of the Company total $55,503 and $46,837 at December 31, 2010 and December 31, 2009, respectively. The advances thus made to the Company are non-interest bearing and are deemed to be repayable on demand.

Note 3: Capital Stock

Preferred Stock:  The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s currently issued and outstanding preferred stock may be converted into the same number of shares of common stock upon request of the preferred stockholder and carries no other preferences.  During 2010, 50,000 shares of preferred stock were converted into 49,000 shares of common stock.

Common Stock:  The Company has 90,000,000 shares of $0.001 par value common stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,667 and $2,589 at December 31, 2010 and 2009, respectively.

Note 5: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.