Form 10-Q
period 2011-03-31
RT Technologies, Inc.
filed 2011-05-13
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

7,276,242 shares of $0.001 par value common stock on May 12, 2011

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2011

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheet

	March 31,	December, 31
	2011	2010
	(Unaudited)
Assets
Current Assets

Cash	$653	$203

Total assets	$653	$203

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$21,816	$21,737
Tax liabilities	2,686	2,667
Payable to stockholders	56,263	55,503

Total current liabilities	80,765	79,907

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
150,000 shares issued and outstanding	150	150
Common stock, $0.001 par value; 90,000,000 shares authorized 11,926,242
shares issued and outstanding	11,926	11,926
Additional paid-in capital	11,415	11,415
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-Reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(94,505)	(94,097)
Total stockholder’s equity (deficit)	(80,112)	(79,704)

Total liabilities and stockholders’ equity (deficit)	$653	$203

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended March 31,		From the date of commencing development stage activities (January 1, 2000) Through March 31,
	2011	2010	2011

Revenue	$—	$—	$—
Operating Expenses:
General and administrative	389	3,450	91,204

Total operating expenses	389	3,450	91,204

Loss from operations	(389)	(3,450)	(91,204)

Other Income (Expense)
Gain on settlement of debt	—	—	525
Interest expense	(19)	(19)	(3,826)

Total other expenses	(19)	(19)	(3,301)

Net Loss	$(408)	$(3,469)	$(94,505)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,926,242	11,877,242

Weighted average number of fully diluted common shares	12,077,242	12,077,242

See accompanying notes to financial statements

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From the date of commencing development stage activities (January 1, 2000) through March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(408)	$(3,469)	$(94,505)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	79	2,734	28,916
Increase (decrease) in tax liabilities	19	19	1,030
Increase (decrease) in payable to stockholders	760	716	56,263

Net cash provided by (used in) operating activities	450	—	(8,296)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Cash contributed for payment of expenses	—	—	5,949
Net cash provided by financing activities	—	—	8,949

Net change in cash	450	—	653
Cash, beginning of period	203	276	—

Cash, end of period	$653	$276	$653

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing disclosure:
Issuance of common stock in payment of accounts Payable	$—	$—	$7,100

See accompanying notes to financial statements.

RT Technologies, Inc.

 (a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2011

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

March 31, 2011

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

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding results from common stock that could be issued as a result of 150,000 shares of preferred stock being converted into 150,000 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2011, the Company has a net operating loss carry forward of approximately $94,000 that expires if unused through 2030. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $14,100 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $61 and $520 for the three months ended March 31, 2011 and 2010, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011 or December 31, 2010.

Note 2: Related Party Transactions

During the three months ended March 31, 2011, advances of $760 were made to the Company by Management and other related parties. Outstanding advances made to the Company, including legal fees owed to a stockholder of the Company total $56,263 and $55,503 at March 31, 2011 and December 31, 2010, respectively.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2011

Note 3: Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. During 2010, 50,000 shares of preferred stock were converted into 49,000 shares of common stock.  The Company’s 150,000 shares of preferred stock issued and outstanding at March 31, 2011, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,686 and $2,667 at March 31, 2011 and December 31, 2010, respectively.

 Note 5: Subsequent Event

Subsequent to March 31, 2011, the Company entered into a promissory note agreement with a third party and received $50,000 to use to pay off certain debts of the Company.  Interest on the note is 7 percent and the principal is due on or before April 27, 2012. Additionally, in April 2011, a shareholder agreed to cancel 4,650,000 shares of common stock to help reduce the issued and outstanding shares of common stock.  The Company has evaluated all other subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no additional events that would require disclosure herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2011, the Company has debts of $80,765 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had a negative $80,112 in working capital with assets of $653 and liabilities of $80,765.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  In April 2011, the Company received a loan of $50,000 to help pay past expenses and loans.  Even with this loan, the Company will be in need of additional capital to fund ongoing expenses and pay prior obligations.

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

Results of Operations

For the three months ended March 31, 2011, the Company had a net loss of $408 compared to a loss for the three months ended March 31, 2010, of $3,469.  The difference in loss was primarily result of the timing of expense related to the audit for 2010.  The Company had no revenue during the three months ended March 31, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.  A shareholder of the Company agreed in April 2011 to cancel 4,650,000 shares of common stock.

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

RT Technologies, Inc.

(Registrant)

Dated: May 12, 2011

By:  /s/ Mike Lami

        Mike Lami

       Chief Executive Officer

May 12, 2011

By:  /s/ Angela Ross

        Principal Financial Officer