Form 10-K/A
period 2010-12-31
RT Technologies, Inc.
filed 2011-07-14
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of RT Technologies, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Filing”). This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K other than the discussion under “Controls and Procedures.” Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, our management believes our controls and procedures do provide reasonable assurance of achieving their objectives and management believes our controls and procedures are effective in providing reasonable assurance that the objectives of the controls and procedures are met.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting However, our management believes our controls and procedures do provide reasonable assurance of achieving their objectives and management believes our controls and procedures are effective in providing reasonable assurance that the objectives of the controls and procedures are met.

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

RT Technologies, Inc.

Date: July 12, 2011

By:  /s/ Michael Lami

Michael Lami, President, Director, (Principal Executive Officer)

By:   /s/ Angela Ross

Angela Ross, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Lami
Michael Lami	Director	July 12 , 2011

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