Form 10-Q
period 2011-06-30
RT Technologies, Inc.
filed 2011-08-15
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                        Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

7,276,242 shares of $0.001 par value common stock on August 11, 2011

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheet

	June 30,	December, 31
	2011	2010
	(Unaudited)
Assets
Current Assets

Cash	$8,140	$203

Total assets	$8,140	$203

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$21,081	$21,737
Tax liabilities	2,706	2,667
Accrued interest	614	--
Payable to stockholders	22,052	55,503
Notes payable	50,000	--

Total current liabilities	96,453	79,907

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
150,000 shares issued and outstanding	150	150
Common stock, $0.001 par value; 90,000,000 shares authorized, 7,276,242 and 11,926,242
shares issued and outstanding , respectively	7,276	11,926
Additional paid-in capital	16,065	11,415
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(102,706)	(94,097)
Total stockholder’s equity (deficit)	(88,313)	(79,704)

Total liabilities and stockholders’ equity (deficit)	$8,140	$203

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30		From the date of commencing development stage activities (January 1, 2000) Through June 30,
	2011	2010	2011	2010	2011
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and Administrative	7,568	5,537	7,956	8,988	98,771

Total operating Expenses	7,568	5,537	7,956	8,988	98,771

Loss from operations	(7,568)	(5,537)	(7,956)	(8,988)	(98,771)

Other Income (Expense)
Gain on settlement of debt	—	—	—	—	525
Interest expense	(634)	(20)	(653)	(40)	(4,460)

Total other expenses	(634)	(20)	(653)	(40)	(3,935)

Net Loss	$(8,202)	$(5,557)	$(8,609)	$(9,028)	$(102,706)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares	8,619,575	11,877,242	10,272,909	11,877,242

See accompanying notes to financial statements

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From the date of commencing development stage activities (January 1, 2000) through June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(8,609)	$(9,028)	$(102,706)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	(656)	4,242	21,081
Increase (decrease) in tax liabilities	39	39	1,050
Increase (decrease) in accrued interest	614	—	614
Increase (decrease) in payable to stockholders	(33,451)	4,747	22,052

Net cash used in operating activities	(42,063)	—	(57,909)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Issuance of common stock in payment of accounts payable	—	—	7,100
Proceeds from notes payable	50,000	—	50,000
Cash contributed for payment of expenses	—	—	5,949
Net cash provided by financing activities	50,000	—	66,049

Net change in cash	7,937	—	8,140

Cash, beginning of period	203	276	—

Cash, end of period	$8,140	$276	$8,140

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of common stock in payment of accounts Payable	$—	$—	$7,100
Cancellation of Common Stock	$4,650	$—	$4,650

See accompanying notes to financial statements.

RT Technologies, Inc.

 (a development stage enterprise)

Notes to Unaudited Financial Statements

June 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

June 30, 2011

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

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive. The fully diluted potential number of shares that could be outstanding results from common stock that could be issued as a result of 150,000 shares of preferred stock being converted into 200,000 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2011, the Company has a net operating loss carry forward of approximately $102,700 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $15,400 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $2,050 and $2,010 for the six months ended June 30, 2011 and 2010, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011 or December 31, 2010.

Note 2: Related Party Transactions

During the six months ended June 30, 2011, advances of $4,634 were made to the Company by Management and other related parties.  Also during the quarter, the Company paid $40,000 to these parties to reduce their outstanding balance.  Outstanding advances made to the Company including legal fees owed to a stockholder of the Company total $22,052 and $55,503 at June 30, 2011 and December 31, 2010, respectively.

Note 3: Notes Payable

During the six months ended June 30, 2011, the Company entered into a promissory note agreement with an investor for $50,000.  The note carries an interest rate of 7% and principal and interest is due no later than April 27, 2012. Interest expense for the six months ended June 30, 2011 was $614.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

June 30, 2011

Note 4: Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. The Company’s 150,000 shares of preferred stock issued and outstanding at June 30, 2011, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.  During the six months ended June 30, 2011, a shareholder agreed to cancel 4,650,000 shares of common stock to help reduce the issued and outstanding shares of common stock.

Note 5: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. These taxes have not been paid. Late filing penalties and interest have accrued on the unpaid amount, resulting in total tax liabilities of $2,706 and $2,667 at June 30, 2011 and December 31, 2010, respectively.

Note 6: Subsequent Event

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended June 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2011, the Company has debts of $96,453 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had a negative $88,313 in working capital with assets of $8,140 and liabilities of $96,453.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  In April 2011, the Company received a loan of $50,000 to help pay past expenses and loans.  Even with this loan, the Company will be in need of additional capital to fund ongoing expenses and pay prior obligations.

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

Results of Operations

For the three months and six months ended June 30, 2011, the Company had a net loss of $8,202 and 8,609, respectively compared to a loss for the three and six months ended June 30, 2010, of $5,557 and $9,028, respectively. The Company had no revenue during the three and six months ended June 30, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of June 30, 2011, our internal control over financial reporting was effective in achieving their control objectives.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.  A shareholder of the Company agreed in April 2011 to cancel 4,650,000 shares of common stock.

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

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 000-53009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RT Technologies, Inc.

(Registrant)

Dated: August 11, 2011

By: /s/ Mike Lami

      Mike Lami

     Chief Executive Officer

            August 11, 2011

By:  /s/ Angela Ross

        Principal Financial Officer