Form 10-K/A
period 2010-12-31
RT Technologies, Inc.
filed 2011-08-22
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 2

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

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of RT Technologies, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Filing”) and amended again on July 14, 2011. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K other than the discussion under “Controls and Procedures.” Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$-	$-
General and Administrative Expenses	13,411	11,503
Net Loss	13,411	11,600
Basic Income (Loss) per Share	0	0
Diluted Income (Loss) per Share	0	0
Weighted Average Number of Shares Outstanding	11,926,242	11,877,242
Weighted Average Number of Fully Diluted Shares Outstanding	12,077,242	12,077,242

BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$203	$276
Total Assets	203	276
Total Current Liabilities	79,907	66,569
Working Capital	(79,704)	(66,293)
Stockholders’ Equity (Deficit)	(79,704)	(66,293)

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

The evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management,  concluded that, as of December 31, 2010, our internal control over financial reporting was effective ..

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting ..

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael	2010	--	--	--	--	--	--	--	--
Lami, CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

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

Date:    August 19, 2011

By: /s/ Michael Lami

Michael Lami, President, Director,

(Principal Executive Officer)

By:   /s/ Angela Ross

Angela Ross, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Lami
Michael Lami	Director	August 19, 2011

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

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Operations

	For the Year Ended December 31,		From the date of Commencing development stage activities (January 1, 2000) Through December 31
	2010	2009	2010
Revenue	$-	$-	$-

Operating expenses:
General and administrative	13,333	11,503	90,815

Total operating expenses	13,333	11,503	90,815

Loss from operations	(13,333)	(11,503)	(90,815)

Other Income (Expense)
Gain on settlement of debt	-	-	525
Interest expense	(78)	(97)	(3,807)

Total other expenses	(78)	(97)	(3,282)

Net Loss	$(13,411)	$(11,600)	$(94,097)

Net loss per share of common stock	$(0.00)	$(0.00)

Net loss per fully diluted share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	11,926,242	11,877,242

Weighted average number of fully diluted common shares	12,077,242	12,077,242

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

								Deficit
						Common		Accumulated
						Stock		During
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage
Balance at December 31, 1999	670,000	$ 670	1,286,242	$ 1,286	$ 6,395	$ —	$ (9,098)	$ —
Cash Contributed To Capital	—	—	—	—	5,040	—	—	—
Net loss, year ended December 31, 2000	—	—	—	—	—	—	—	(8,564)
Balance at December 31, 2000	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(8,564)
Net Loss, year ended December 31, 2001	—	—	—	—	—	—	—	(955)
Balance at December 31, 2001	670,000	670	1,286,242	1,286	11,435	—	(9,098)	(9,519)
Common Stock subscribed at $0.001 per share	—	—	3,000,000	3,000	—	(3,000)	—	—
Net loss, year ended December 31, 2002	—	—	—	—	—	—	—	(1,964)
Balance at December 31, 2002	670,000	670	4,286,242	4,286	11,435	(3,000)	(9,098)	(11,483)
Common stock issued in settlement of employment agreements and contracts	—	—	20,000	20	(20)	—	—	—
Net loss, year ended December 31, 2003	—	—	—	—	—	—	—	(2,152)
Balance at December 31, 2003	670,000	670	4,306,242	4,306	11,415	(3,000)	(9,098)	(13,635)
Collection of Stock Subscription	—	—	—	—	—	3,000	—	—
Conversion of preferred stock into common stock	(370,000)	(370)	370,000	370	—	—	—	—
Net loss, year ended December 31, 2004	—	—	—	—	—	—		(8,370)
Balance at December 31, 2004	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,005)
Net loss, year ended December 31, 2005	—	—	—	—	—	—	—	(980)
Balance at December 31, 2005	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(22,985)
Net loss, year ended December 31, 2006	—	—	—	—	—	—	—	(11,502)
Balance at December 31, 2006	300,000	300	4,676,242	4,676	11,415	—	(9,098)	(34,487)
Common stock issued pursuant to a change of corporate domicile, July, at $0.001	—	—	1,000	1	(1)	—	—	—
Common stock issued to forestall collection of account payable, September, at $0.001	—	—	100,000	100	—	—	—	—
Common Stock issued for payment of amounts advanced by Stockholders, September at $0.001	—	—	7,000,000	7,000	—	—	—	—
Conversion of preferred stock into common stock	(100,000)	(100)	100,000	100	—	—	—	—
Net loss, year ended December 31, 2007	—	—	—	—	—	—		(17,527)
Balance at December 31, 2007	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(52,014)
Net loss, year ended December 31, 2008	—	—	—	—	—	—	—	(17,072)
Balance at December 31, 2008	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(69,086)
Net loss, year ended December 31, 2009	—	—	—	—	—	—	—	(11,600)
Balance at December 31, 2009	200,000	200	11,877,242	11,877	11,414	—	(9,098)	(80,686)
Conversion of 50,000 shares of preferred stock into 49,000 shares common stock	(50,000)	(50)	49,000	49	1	—	—	—
Net loss, year ended December 31, 2010	—	—	—	—	—	—	—	(13,411)
Balance at December 31, 2010	150,000	$ 150	11,926,242	$ 11,926	$ 11,415	$ —	$ (9,098)	$ (94,097)

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

RT TECHNOLOGIES, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies (continued)

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