Form 10-K/A
period 2010-12-31
RT Technologies, Inc.
filed 2011-09-19
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

Amendment No. 3

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

This Amendment No. 3 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of RT Technologies, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Filing”) and amended again on July 14, 2011 and August 15, 2011. This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K other than the discussion under “Controls and Procedures.” Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed  to achieve their objectives and were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. As such our President and Principal Financial Officer determined that our controls and procedures were designed to achieve their objectives, and the controls and procedures are designed to provide reasonable assurance of achieving their objectives.

The evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial, concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

5) Not applicable.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

(a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit	SEC Reference
Number	Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Bylaws	Incorporated by reference*

Item 4	Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification	This Filing

31.02	31	CFO certification Pursuant	This Filing

32.01	32	CEO certification	This Filing

32.02	32	CFO certification	This Filing

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

September 16, 2011

By:  /s/ Michael Lami

Michael Lami, President, Director, (Principal Executive Officer)

By:   /s/ Angela Ross

Angela Ross, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Michael Lami

Michael Lami

Director

September 16, 2011

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