Form 10-Q
period 2011-09-30
RT Technologies, Inc.
filed 2011-11-14
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-53009

RT Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada

57-1021913

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

9160 South 300 West, Suite 101, Sandy, Utah

     84070

 (Address of principal executive offices)

 (Zip Code)

(801) 641-8766

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

2,989,620 shares of $0.001 par value common stock on November 7, 2011

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2011

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheet

	September 30,	December, 31
	2011	2010
	(Unaudited)
Assets
Current Assets

Cash	$1,518	$203

Total assets	$1,518	$203

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$6,694	$21,737
Tax liabilities	-	2,667
Accrued interest	1,516	--
Payable to stockholders	382	55,503
Notes payable	52,500	--

Total current liabilities	61,092	79,907

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
150,000 shares issued and outstanding	150	150
Common stock, $0.001 par value; 90,000,000 shares authorized, 489,620 and 799,620
shares issued and outstanding , respectively	490	800
Additional paid-in capital	45,896	22,541
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(97,012)	(94,097)
Total stockholder’s equity (deficit)	(59,574)	(79,704)

Total liabilities and stockholders’ equity (deficit)	$1,518	$203

See accompanying notes to financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30		From the date of commencing development stage activities (January 1, 2000) Through September 30,
	2011	2010	2011	2010	2011
Revenue	$—	$—	$—	$—	$—
Operating expenses:
General and Administrative	6,403	1,845	14,359	10,833	105,174

Total operating Expenses	6,403	1,845	14,359	10,833	105,174

Loss from operations	(6,403)	(1,845)	(14,359)	(10,833)	(105,174)

Other Income (Expense)
Gain on settlement of debt	12,999	—	12,999	—	13,524
Interest expense	(902)	(19)	(1,555)	(59)	(5,362)

Total other income (expenses)	12,097	(19)	11,444	(59)	8,162

Net income (loss)	$15,694	$(1,864)	$(2,915)	$(10,892)	$(97,012)

Net income (loss) per share of common stock	$0.01	$(0.00)	$0.00	$(0.00)

Net income (loss) per fully diluted share of common stock	$0.01	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares	489,620	791,816	622,477	791,816

See accompanying notes to financial statements

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From the date of commencing development stage activities (January 1, 2000) through September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(2,915)	$(10,892)	$(97,012)
Company’s expenses paid by shareholders	506	-	506
Forgiveness of debt – accounts payable	(10,293)	-	(10,293)
Forgiveness of debt – tax liability	(2,706)	-	(2,706)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,711)	2,507	17,026
Increase (decrease) in tax liabilities	-	59	1,011
Increase (decrease) in accrued interest	1,516	—	1,516
Increase (decrease) in payable to stockholders	(32,582)	8,253	22,921

Net cash used in operating activities	(51,185)	(73)	(67,031)

Cash flows from financing activities:
Collection of stock subscription receivable	—	—	3,000
Issuance of common stock in payment of accounts payable	—	—	7,100
Proceeds from notes payable	52,500	—	52,500
Cash contributed for payment of expenses	—	—	5,949
Net cash provided by financing activities	52,500	—	68,549

Net change in cash	1,315	(73)	1,518

Cash, beginning of period	203	276	—

Cash, end of period	$1,518	$203	1,518
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Cancellation of Common Stock	$310	$—	$310
Issuance of common stock in payment of accounts Payable	$—	$—	$474
Forgiveness of debt – stockholder	$(22,539)	$—	$506

See accompanying notes to financial statements.

RT Technologies, Inc.

 (a development stage enterprise)

Notes to Unaudited Financial Statements

September 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Organization – The Company was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995.  On July 31, 2007, the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock.  On August 11, 2007, the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

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

Quasi-reorganization – During 1999 the Company ceased operations and became inactive.  Effective as of December 31, 1999, the Company’s stockholders approved a quasi-reorganization that eliminated retained losses of $951,540 from past operations by offsetting those amounts against paid-in-capital.  Thus, the paid-in capital account and the retained deficit account were reduced by this amount.  No other accounts were affected by this readjustment and subsequent thereto the Company’s accounting has been substantially similar to that of a new enterprise.  Deficits accumulating since December 31, 1999, are being shown on the Company’s balance sheet as a deficit accumulated during the development stage.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

September 30, 2011

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

Net Loss per Share and Net Loss per Fully Diluted Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period.  The fully diluted loss per share of common stock is not presented because its effects would be anti-dilutive.  The fully diluted potential number of shares that could be outstanding result from common stock that could be issued as a result of 150,000 shares of preferred stock being converted into 150,000 shares of common stock.

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes.  At September 30, 2011, the Company has a net operating loss carry forward of approximately $97,000 that expires if unused through 2031.  The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities.  A deferred tax asset in the amount of $19,400 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $1,200 and $2,620 for the nine months ended September 30, 2011 and 2010, respectively.  A tax rate of 20% was used in the calculation.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2011, and December 31, 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties at September 30, 2011, or December 31, 2010.

Note 2:  Related Party Transactions

During the nine months ended September 30, 2011, advances of $5,394 were made to the Company by Management and other related parties.  Also during the current year, the Company paid $40,000 to these parties to reduce their outstanding balance.  Effective September 30, 2011, a stockholder of the Company agreed to forgive the outstanding balance owed him for legal fees with the intent that the Company will pay his fees going forward on a regular basis. Outstanding advances made to the Company total $382 and $55,503 at September 30, 2011, and December 31, 2010, respectively.

Note 3:  Notes Payable

During the nine months ended September 30, 2011, the Company entered into a promissory note agreement with an investor for $52,500.   The note carries an interest rate of 7% and principal and interest is due no later than April 27, 2012.  Interest expense accrued for the nine months ended September 30, 2011 was $1,516.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

September 30, 2011

Note 4:  Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.  The Company’s 150,000 shares of preferred stock issued and outstanding at September 30, 2011, may be converted into the same number of shares of common stock upon request of the stockholder and carry no other preferences.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.  During the nine months ended September 30, 2011, a shareholder agreed to cancel 4,650,000 pre-split shares of common stock to help reduce the issued and outstanding shares of common stock.

Effective September 21, 2011, the board of directors approved the adoption of a reverse stock split of the Company’s common stock.  The split will be in a ratio of one new share for every fifteen existing shares of common stock outstanding.  There was no change to the authorized shares of common stock of the Company and any fractional shares were rounded up.  Shareholders who currently hold in excess of 100 shares were not be reduced below 100 shares.  The split resulted in outstanding shares of common stock at September 30, 2011, of 489,620.

Note 5:  Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303.  These taxes had not been paid.  As of September 30, 2011, the Company has received notice from the Internal Revenue Service that there is no balance due.  The liabilities have been reduced to $0 and a gain on settlement of debt has been recognized.

 Note 6:  Subsequent Events

In October 2011, the Company issued 2,500,000 shares of the Company’s common stock to an officer in exchange for $5,000 which will be used to pay ongoing expenses and past debts. The Company has evaluated all subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no additional events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of September 30, 2011, the Company has debts of $61,092 and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had a negative $59,724 in working capital with assets of $1,518 and liabilities of $61,092.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  In October 2011, the Company issued 2,500,000 shares of the Company’s common stock to an officer in exchange for $5,000 which will be used to pay ongoing expenses and past debts.  Even with this additional capital, the Company will be in need of additional funds to pay ongoing expenses and prior obligations.

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

Results of Operations

For the three months and nine months ended September 30, 2011, the Company had net income and loss of $5,694 and $2,915, respectively compared to a net loss for the three and nine months ended September 30, 2010, of $1,864 and $10,892, respectively.  This was mainly due to the gain on settlement of debt recognized of $12,999 in the current quarter.  The Company had no revenue during the three and nine months ended September 30, 2011.  The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective in achieving their control objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended September 30, 2011.  In October 2011, the CEO and director of the Company purchased 2,500,000 shares of common stock for $5,000.  The funds will be used to pay ongoing expenses and past debts.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

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

RT Technologies, Inc.

(Registrant)

Dated: November 7, 2011

By:  /s/ Angela Ross

        Angela Ross

       CEO, Principal Financial Officer