Form 10-K
period 2011-12-31
RT Technologies, Inc.
filed 2012-04-03
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's telephone number, including area code: (801) 641-8766

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

Yes [ ] No [X]

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

Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The close on March 26, 2012, was $0.05 giving the shares held by non-affiliates a market value of $44,607. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 26, 2012, the Registrant had 3,392,147 shares of common stock issued and outstanding.

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

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Angela Ross, the Company’s officer and director. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTC Bulletin Board, under the symbol “RTTE.” The Company's Common Stock is traded in the OTCBB sporadically with no significant volume. The Company’s common stock has had only very limited activity.

Quarter Ended	High Bid	Low Bid
December 2011	1.49	0.05
September 2011	0.17	0.05
June 2011	0.17	0.01
March 2011	0.62	0.01
December 2010	0.10	0.04
September 2010	0.10	0.04
June 2010	0.10	0.04
March 2010	0.10	0.04
December 2009	0.10	0.04
September 2009	0.10	0.04
June 2009	0.10	0.04
March 2009	0.10	0.04

The above prices for the quarter ended December 31, 2011 reflect the fifteen to one reverse stock split. Additionally, the Company’s Common Stock has very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase. At March 26, 2012, the bid and asked price for the Company's Common Stock was $0.05 and $1.49. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At March 26, 2012, the Company had approximately 162 stockholders of record. As of March 26, 2012, the Company had 3,392,147 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

The Company did not issue any shares during 2010. In 2011, the Company sold 2,500,000 shares of its common stock to its president for $5,000. The funds were used to pay ongoing expenses including auditor fees. A shareholder of the Company converted 150,000 shares of preferred stock into 300,000 shares of common stock during 2010. Additionally, in 2011, the Company issued 100,000 shares to an existing shareholder for payment of a promissory note and accrued interest in the amount of $56,966. All shares were issued in reliance on exemptions from registration found in the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had no revenues in 2011 or 2010. We had a net loss of $608,437 for the year ended December 31, 2011. At December 31, 2011, we had cash and cash equivalents of $204 and a working capital of $204.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues	$ -	$ -
Compensation Expense	620,000	-
General and Administrative Expenses	18,598	13,411
Net Loss	608,437	13,411
Basic Income (Loss) per Share	.59	.00
Diluted Income (Loss) per Share	.59	.00
Weighted Average Number of Shares Outstanding	1,025,276	795,083
Weighted Average Number of Fully Diluted Shares Outstanding	1,025,442	805,149
BALANCE SHEET DATA:
	December 31, 2011	December 31, 2010
Total Current Assets	$ 204	$ 203
Total Assets	204	203
Total Current Liabilities	0	79,907
Working Capital	204	(79,704)
Stockholders’ Equity (Deficit)	204	(79,704)

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

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management. Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization. The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization. However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity. A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares. The Company’s present director may be required to resign in connection with a reorganization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company had $204 in cash and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission. Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2011, the Company had $18,598 in operating expenses related to maintaining its corporate status and paying accounting and legal fees. The Company also recorded $620,000 in compensation expense associated with the sale of common stock and $32,666 related to gain on settlement of debt in 2011. Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs. For the year ended December 31, 2011, the Company had a net loss of $608,437 compared to a loss of $13,411 for the year ended December 31, 2010. We would anticipate losses to be in line with 2010 numbers or higher in the future until a business opportunity is identified.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

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

The evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive and financial officers, concluded that the design and operation of these disclosure controls and procedures were effective.

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

Our management, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Name                     Age                Positions

Angela Ross           43                  President, Secretary, Director

Ms. Ross, age 43, received a Bachelor of Science degree in Accounting from Weber State University in 1995. Since 1995 she has worked full and part time as a legal assistant and accountant for a law firm in Salt Lake City, Utah.  Ms. Ross has experience in accounting, administrative support for private offerings and corporate mergers, filing periodic reports, including beneficial ownership reports, with the Securities and Exchange Commission on EDGAR, and capitalization tracking for small businesses.  She currently prepares the accounting for various publicly traded companies and is the president and director of STI Holdings, Inc. which stock trades on the over the counter bulletin board.

The Company believes Ms. Ross’s long tenure in business and working with small companies qualifies her to be an officer and director of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any reports not filed by officers, directors and ten percent stockholders.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Angela Ross, CEO	2011	--	--	--	--	--	--	$620,000	$620,000
Michael Lami, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2011, 2010, and 2009. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated. Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

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

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

Ms. Ross acquired 2,500,000 shares of Common Stock from the Company for $5,000 and for past, present and future services rendered to the Company. As a result of this acquisition, the Company recorded compensation expense to Ms. Ross of $620,000 reflecting the difference between the purchase price and the last purchase price for shares of common stock on the OTCBB, without consideration of possible contingencies with respect to vesting or ownership of the shares.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 26, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock. At March 26, 2012, there were 3,392,147 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Angela Ross	2,500,000	73.69%
	Director(s)
Common	Angela Ross	----------See above----------
Common	All Officers and Director as a Group (one person)	2,500,000	73.69%

_________________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

During the fiscal year ended December 31, 2011, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. The Company's sole officer and director is Angela Ross. In 2011, Ms. Ross acquired 2,500,000 shares of the Company’s common stock for $5,000 cash and services rendered.

This sale of the Company’s common stock was for the purpose of raising operating capital for the Company. At the time of the transaction the Company had no money to pay for keeping the corporate status or paying ongoing legal and accounting expenses.

Independence of Management

Except as set forth above, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $9,000 and $8,850 for each of the years ending December 31, 2011 and 2010.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
Number	Number	Title of Document	Location
Item 3 Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated
		by reference*
3.02	3	Bylaws	Incorporated
		by reference*

Item 4 Instruments Defining the Rights of Security Holders

4.01	4	Specimen Stock Certificate	Incorporated
		by reference*
31.01	31	CEO certification	This Filing

31.02	31	CFO certification	This Filing

32.01	32	CEO certification	This Filing

32.01	32	CFO certification	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-53009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              RT Technologies, Inc.

Date: March 26, 2012                         By: /s/ Angela Ross

Angela Ross, President, Director, (Principal

Executive Officer)

By: /s/ Angela Ross

Angela Ross, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title             Date

/s/Angela Ross

Angela Ross           Director      March 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

RT Technologies, Inc.

Sandy, UT

We have audited the accompanying balance sheets of RT Technologies, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from January 1, 2000 (date of commencing development stage activities) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from January 1, 2000 (date of commencing development stage activities) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

           March 26, 2012

RT Technologies, Inc.

(A Development Stage Company)

Financial Statements

For the Years Ended December 31, 2011 and 2010

and for the period from the date of commencing development

stage activities (January 1, 2000) through December 31, 2011

RT Technologies, Inc.

(a Development Stage Company)

Financial Statements Table of Contents

Balance Sheets as of December 31, 2011 and December 31, 2010	F-1
Statements of Operations for the Years ended December 31, 2011 and 2010, and for the period from the date of commencing development stage activities (January 1, 2000) through December 31, 2011	F-2
Statement of Changes in Stockholders' Deficit for the period from the date of commencing development stage activities (January 1, 2000) through December 31, 2011	F-3
Statements of Cash Flows for the Years ended December 31, 2011 and 2010, and for the period from the date of commencing development stage activities (January 1, 2000) through December 31, 2011	F-6
Notes to Financial Statements for the Years ended December 31, 2011 and 2010	F-7

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash	$204	$203

Total Assets	$204	$203

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$-	$21,737
Tax liabilities	-	2,667
Payable to stockholders	-	55,503

Total current liabilities	-	79,907

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero and 150,000 shares issued and outstanding, respectively	-	150
Common stock, $0.001 par value; 90,000,000 shares authorized, 3,392,147 and 795,083 shares issued and outstanding, respectively	3,392	795
Additional paid-in capital	708,444	22,546
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(702,534)	(94,097)
Total stockholder’s equity (deficit)	204	(79,704)

Total liabilities and stockholders’ equity (deficit)	$204	$203

The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Operations

	For the Year Ended December 31,		From the date of commencing development stage activities (January 1, 2000) through December 31,
	2011	2010	2011
Revenue	$-	$-	$-

Operating expenses:
Stock Compensation	620,000	-	620,000
General and administrative	18,598	13,333	109,413

Total operating expenses	638,598	13,333	729,413

Loss from operations	(638,598)	(13,333)	(729,413)

Other Income (Expense)
Gain on settlement of debt	15,700	-	16,225
Gain on conversion of debt to stock	16,966	-	16,966
Interest expense	(2,505)	(78)	(6,312)

Total other income (expenses)	30,161	(78)	26,879

Net Income (Loss)	$(608,437)	$(13,411)	$(702,534)

Net income (loss) per share of common stock	$0.59	$(0.00)

Net income (loss) per fully diluted share of common stock	$0.59	$(0.00)

Weighted average number of common shares	1,025,276	795,083

Weighted average number of fully diluted common shares	1,025,442	805,149

The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

								Deficit
						Common		Accumulated	Total
						Stock		During	Stockholders
	Preferred Stock		Common Stock		Paid-In	Subscription	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Balance at December 31, 1999	670,000	$ 670	85,748	$86	$7,597	$ -	$(9,098)	$ -	$(745)
Cash contributed to capital					5,040				5,040
Net loss, year ended December 31, 2000								(8,564)	(8,564)
Balance at December 31, 2000	670,000	670	85,748	86	12,637	-	(9,098)	(8,564)	(4,269)
Net loss, year ended December 31, 2001								(955)	(955)
Balance at December 31, 2001	670,000	670	85,748	86	12,637	-	(9,098)	(9,519)	(5,224)
Common Stock subscribed			200,000	200	2,800	(3,000)			-
Net loss, year ended December 31, 2002								(1,964)	(1,964)
Balance at December 31, 2002	670,000	670	285,748	286	15,437	(3,000)	(9,098)	(11,483)	(7,188)
Common stock issued in settlement of employment agreements and contracts			1,333	1	(1)				-
Net loss, year ended December 31, 2003								(2,152)	(2,152)
Balance at December 31, 2003	670,000	670	287,081	287	15,436	(3,000)	(9,098)	(13,635)	(9,340)
Collection of Stock Subscription						3,000			3,000
Conversion of preferred stock into common stock	(370,000)	(370)	24,667	25	345				-
Net loss, year ended December 31, 2004								(8,370)	(8,370)
Balance at December 31, 2004	$300,000	$300	$311,748	$312	$15,781	$ -	$(9,098)	$(22,005)	$(14,710)

 The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

(continued)

								Deficit
						Common		Accumulated	Total
						Stock		During	Stockholders
	Preferred Stock		Common Stock		Paid-In	Subscription	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Net loss, year ended December 31, 2005								$(980)	$(980)
Balance at December 31, 2005	300,000	$300	311,748	$312	$15,781	$ -	$(9,098)	(22,985)	(15,690)
Net loss, year ended December 31, 2006								(11,502)	(11,502)
Balance at December 31, 2006	300,000	300	311,748	312	15,781	-	(9,098)	(34,487)	(27,192)
Common stock issued pursuant to change of corporate domicile			67	1	(1)				-
Common stock issued to forestall collection of account payable,			6,667	6	93				99
Common Stock issued for amounts advanced by Stockholders			466,667	467	6,533				7,000
Conversion of preferred stock into common stock	(100,000)	(100)	6,667	6	93				(1)
Net loss, year ended December 31, 2007								(17,527)	(17,527)
Balance at December 31, 2007	200,000	200	791,816	792	22,499	-	(9,098)	(52,014)	(37,621)
Net loss, year ended December 31, 2008								(17,072)	(17,072)
Balance at December 31, 2008	$200,000	$200	$791,816	$792	$22,499	$ -	$(9,098)	(69,086)	(54,693)
Net loss, year ended December 31, 2009								$(11,600)	$(11,600)

 The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Changes in Stockholders’ Deficit

(continued)

								Deficit
						Common		Accumulated	Total
						Stock		During	Stockholders
	Preferred Stock		Common Stock		Paid-In	Subscription	Retained	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stage	(Deficit)
Balance at December 31, 2009	200,000	$200	791,816	$792	$22,499	$ -	$(9,098)	$(80,686)	$(66,293)
Conversion of preferred stock into common stock	(50,000)	(50)	3,267	3	47				-
Net loss, year ended December 31, 2010								(13,411)	(13,411)
Balance at December 31, 2010	150,000	150	795,083	795	22,546	-	(9,098)	(94,097)	(79,704)
Cancellation of stock for payment of amounts owed			(310,000)	(310)	310				-
Effect of Rounding from 15:1 Common Stock Split			7,064	7	(7)				-
Forgiveness of Debt by Stockholder					22,539				22,539
Cash contributed to capital					806				806
Issuance of Common Stock for cash and compensation			2,500,000	2,500	622,500				625,000
Conversion of preferred stock into common stock	(150,000)	(150)	300,000	300	(150)				-
Conversion of debt into common stock			100,000	100	39,900				40,000
Net loss, year ended December 31, 2011								(608,437)	(608,437)
Balance at December 31, 2011	$ -	$ -	$3,392,147	$3,392	$708,444		$(9,098)	$(702,534)	$204

 The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Statements of Cash Flow

	For the Year Ended December 31,		From the date of commencing Development stage activities (January 1, 2000) through December 31,
	2011	2010	2011
Cash flows from operating activities:
Net Loss	$ (608,437)	$ (13,411)	$ (702,534)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt – accounts payable	(12,612)		(12,612)
Forgiveness of debt - note payable	(16,966)		(16,966)
Forgiveness of debt – tax liability	(2,667)		(2,667)
Forgiveness of debt – shareholder	(382)		(382)
Common stock compensation	620,000		620,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(9,125)	4,594	12,612
Increase (decrease) in tax liabilities	-	78	1,011
Increase (decrease) in accrued interest	2,466	-	2,466
Increase (decrease) in payable to stockholders	(32,582)	8,666	22,921

Net cash provided by (used in) operating activities	(60,305)	73	(76,151)

Cash flows from financing activities:
Sale of common stock	5,000	-	8,000
Cash contributed for payment of expenses	806	-	6,755
Proceeds from note payable	54,500	-	54,500
Issuance of common stock in payment of accounts payable	-	-	7,100
Net cash provided by financing activities	60,306	-	76,355

Net change in cash	1	(73)	204
Cash, beginning of period	203	276	-
Cash, end of period	$204	$203	$204

Supplemental disclosure of cash flow information:
Cash paid for: Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -
Non-cash investing and financing: Conversion of preferred stock to common stock	150	-
Cancellation of common stock	310	-
Forgiveness of debt by stockholder	22,539	-
Issuance of common stock in payment of notes and interest payable	$ 56,966	$ -

 The accompanying notes are an integral part of these financial statements

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Going concern – These financial statements have been prepared in contemplation of the Company continuing as a going concern. However, the Company has not generated revenues since it entered into development stage activities in the year 2000. The Company's ability to meet its ongoing financial requirements has been dependent on loans from its stockholders and issuances of its common stock. During the year 2002 the Company issued 3,000,000 shares of its common stock pursuant to a $3,000 stock subscription receivable that was collected during 2004. During 2007, the Company issued 7,000,000 shares of its common stock in payment of $7,000 that the Company had received from stockholders and its officer. During 2011, the Company issued 2,500,000 shares of its common stock for $5,000 from its officer and director. The Company is also dependent on management’s willingness to serve the Company without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months; however, no assurance thereof can be given. A change in these circumstances would have a material adverse effect on the Company's ability to continue as a going concern.

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

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Net loss per share and net loss per fully diluted share of common stock – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares outstanding during that same period. The fully diluted loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of shares outstanding and the potential number of shares that could be outstanding during the same period presented as a result of the conversion of preferred stock.

Income taxes – The Company has not had any income in prior periods and therefore, no income taxes have been paid. Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At December 31, 2011, the Company has a net operating loss carry forward of approximately $82,534 that expires if unused through 2031. A deferred tax asset in the amount of $12,380 is fully offset by a valuation allowance in the same amount. In addition, the deferred tax assets relating to temporary differences in the form of deferred stock compensation of $93,000, has also been completely offset by the valuation allowance. The change in the valuation allowance was $91,266 and $2,012 for the years ended December 31, 2011 and 2010, respectively. A tax rate of 15% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2011 and 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

Revenue recognition – The Company has not had any realizable sources of revenue and consequently, has not established a policy for the recognition of revenue.

Recently enacted accounting pronouncements – Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance. The amendment is effective for interim or annual periods ending after June 15, 2010. Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2011-12 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 2: Related Party Transactions

Promissory Notes: During the years ended December 31, 2011 and 2010, advances of $54,500 and $6,656 respectively were made by management and other related parties. During 2011, all outstanding obligations of the Company were settled and brought current, specifically, Promissory Notes totaling $54,500, together with all interest accrued, were converted into 100,000 shares of common stock.

Cancellation of Shares: Effective April 27, 2011, a shareholder of the Company agreed to cancel 4,650,000 (310,000 post-split) shares of the Company for no consideration.

Forgiveness of Debt: Effective September 30, 2011, a stockholder of the Company agreed to forgive the outstanding balance owed him of approximately $22,500 for legal fees with the intent that the Company will pay his legal fees going forward on a regular basis.

Sale of Shares: In October of 2011, the sole officer and director of the Company acquired 2,500,000 shares for 5,000 cash, used to pay operating expenses, and as payment for services rendered.

Conversion of Preferred Shares: In 2011, the remaining outstanding preferred shares were converted into 300,000 shares of common stock.

Note 3: Capital Stock

Preferred Stock: The Company has 10,000,000 shares of $0.001 par value preferred stock authorized and none issued and outstanding as of December 31, 2011. The authorized but unissued preferred shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them. In 2011, the remaining outstanding preferred shares were converted into 300,000 shares of common stock.

Common Stock: The Company has 90,000,000 shares of $0.001 par value common stock authorized. The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.

Effective September 21, 2011, the board of directors approved the adoption of a reverse stock split of the Company’s common stock. The split was in a ratio of one new share for every fifteen existing shares of common stock outstanding. There was no change to the authorized shares of common stock of the Company and any fractional shares were rounded up. Shareholders who held in excess of 100 shares were not reduced below 100 shares. The split resulted in 492,147 outstanding shares of common stock. All representations of outstanding shares in the financial statements reflect the reverse stock split.

Note 4: Tax Liabilities

During the Company’s prior operations, which ceased in 1999, the Company incurred federal unemployment taxes for the year ended December 31, 1997, in the amount of $1,303. Late filing penalties and interest accrued on the unpaid amount, resulting in total tax liabilities of $2,706. During 2011, the Company received notice from the Internal Revenue Service that there is no longer a balance due. The liabilities have been reduced to $0 and a gain on settlement of debt has been recognized.

RT TECHNOLOGIES, INC.

(a Development Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

Note 5: Settlement of Debt

During the year, two individuals with amounts owed to them from the Company agreed to forgive the outstanding balances owed to them of approximately $2,700 for accounting and consulting fees.

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed.

