Form 10-Q
period 2012-03-31
RT Technologies, Inc.
filed 2012-05-03
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

25,000,000 shares of $0.001 par value common stock on April 27, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

RT Technologies, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

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

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheets

	March 31,	December, 31
	2012	2011
	(Unaudited)
Assets
Current Assets:

Cash	$24	$204

Total assets	$24	$204

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:

Accounts payable	$40	$—
Note payable - shareholder	4,500	—

Total current liabilities	4,540	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares
authorized, 3,392,147 shares issued and outstanding	3,392	3,392
Additional paid-in capital	708,444	708,444
Retained deficit ($951,540 deficit eliminated pursuant to a quasi-reorganization occurring on December 31, 1999)	(9,098)	(9,098)
Deficit accumulated during development stage	(707,254)	(702,534)
Total stockholder’s equity (deficit)	(4,516)	204

Total liabilities and stockholders’ equity (deficit)	$24	$204

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From the date of commencing development stage activities (January 1, 2000) through March 31,
	2012	2011	2012
Revenue	$—	$—	$—

Operating expenses:
Stock Compensation	—	—	620,000
General and Administrative	4,720	389	114,133

Total operating Expenses	4,720	389	734,133

Loss from operations	(4,720)	(389)	(734,133)

Other Income (Expense)
Gain on settlement of debt	—	—	16,225
Gain on conversion of debt to stock	—	—	16,966
Interest expense	—	(19)	(6,312)

Total other income (expenses)	—	(19)	26,879

Net income (loss)	$(4,720)	$(408)	$(707,254)

Net income (loss) per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	3,392,147	795,083

The accompanying notes are an integral part of these financial statements.

RT TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From the date of commencing development stage activities (January 1, 2000) through March 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(4,720)	$(408)	$(707,254)
Forgiveness of debt – accounts payable	—	—	(12,612)
Forgiveness of debt – note payable	—	—	(16,966)
Forgiveness of debt – tax liability	—	—	(2,667)
Forgiveness of debt – shareholder	—	—	(382)
Expenses paid by shareholder	4,500	—	4,500
Common stock compensation	—	—	620,000
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	40	79	12,652
Increase (decrease) in tax liabilities	—	19	1,011
Increase (decrease) in accrued interest	—	—	2,466
Increase (decrease) in payable to stockholders	—	760	22,921

Net cash provided by (used in) operating activities	(180)	450	(76,331)

Cash flows from financing activities:
Sale of common stock	—	—	8,000
Issuance of common stock in payment of accounts payable	—	—	7,100
Proceeds from notes payable	—	—	54,500
Cash contributed for payment of expenses	—	—	6,755
Net cash provided by financing activities	—	—	76,355

Net change in cash	(180)	450	24

Cash, beginning of period	204	203	—

Cash, end of period	$24	$653	$24
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Cancellation of Common Stock	$—	$—
Issuance of common stock in payment of accounts payable	$—	$—
Forgiveness of debt – stockholder	$—	$—

The accompanying notes are an integral part of these financial statements.

RT Technologies, Inc.

 (a development stage enterprise)

Notes to Unaudited Financial Statements

March 31, 2012

Note 1: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited financial statements of RT Technologies, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s Form 10-K report.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

March 31, 2012

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Income Taxes –The Company has not had any income in prior periods and therefore, no income taxes have been paid.  Management is of the opinion that future taxable income may not be allowed to offset prior losses and therefore has not established a deferred tax asset.

At March 31, 2012, the Company has a net operating loss carry forward of approximately $82,974 that expires if unused through 2032.  A deferred tax asset in the amount of $12,446 is fully offset by a valuation allowance in the same amount.  In addition, the deferred tax assets relating to temporary differences in the form of deferred stock compensation of $93,000, has also been completely offset by the valuation allowance.  The change in the valuation allowance was $33 for the three months ended March 31, 2012.  A tax rate of 15% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended March 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2012 and 2011.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations

Note 2:  Notes Payable

On March 31, 2012, the Company entered into a promissory note agreement with an investor for $4,500.  The money was used to pay operating expenses.  The note carries an interest rate of 2% and principal and interest are due upon demand.

RT Technologies, Inc.

(a development stage enterprise)

Notes to Unaudited Financial Statements (continued)

March 31, 2012

Note 3:  Capital Stock

Preferred Stock - The Company has 10,000,000 shares of $0.001 par value preferred stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.  There are no shares of preferred stock issued and outstanding at March 31, 2012.

Common stock – The Company has 90,000,000 shares of $0.001 par value common stock authorized.  The authorized but unissued shares may be issued at the sole discretion of the Company’s board of directors in such series, designations, and preferences as determined by them.  At March 31, 2012, the Company had outstanding shares of common stock of 3,392,147.

Note 4:  Subsequent Events

On April 17, 2012, the Company signed a Plan of Exchange ("POE") with China Agriculture Media Group Co., Ltd. ("CAMG"), and the CAMG shareholders whereby the Company acquired one hundred percent (100%) of the issued and outstanding share capital of CAMG from the CAMG shareholders in exchange for 22,500,000 shares of common stock of the Company and 1,000,000 shares of the preferred stock of Company.  The closing of the agreement was on April 21, 2012.

On April 20, 2012, the Company filed a Certificate of Designation for Series A Preferred Stock.  The Series A Preferred Stock authorized up to 10,000,000 shares be issued under the series.  Under the rights preferences and privilege of the Series A Preferred Stock, the holders of the preferred stock receive a 100 to 1 voting preference over common stock.  Accordingly, for every share of Series A Convertible Preferred Stock held, the holder received the voting rights equal to 100 shares of common stock.

Effective April 21, 2011, an investor of the Company agreed to forgive the outstanding promissory note owed it of $4,500 plus interest accrued.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate History

Since the termination of its prior business in 1998, the Company has had no operations and has been seeking an acquisition or merger to bring an operating entity into the Company.  The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of March 31, 2012, the Company has no debts, but may obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had a negative $4,516 in working capital with assets of $24 and liabilities of $4,540.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended March 31, 2012, the Company had net loss of $4,720 compared to a net loss for the three months ended March 31, 2011, of $408.  The Company had no revenue during the three months ended March 31, 2012.  The Company does not anticipate any revenue until it locates a new business opportunity.  The change in operating loss was due to the payment for the audit for the previous year.

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of March 31, 2012, our internal control over financial reporting was effective in achieving their control objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold any restricted securities during the three months ended March 31, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

None; not applicable.

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

RT Technologies, Inc.

(Registrant)

Dated: April 30, 2012

By:  /s/Angela Ross

        Angela Ross

        CEO, Principal Financial Officer