Form 10-Q
period 2012-06-30
RT Technologies, Inc.
filed 2012-08-20
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 000-22373

RT Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9160 South 300 West, Suite 101, Sandy, Utah

(Address of principal executive offices)

(801) 641-8766

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

Yes [ ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of shares of common stock, par value $.001, outstanding as of June 30, 2012: 25,000,000

Number of shares of preferred stock, par value $.001, outstanding as of June 30, 2012: 1,000,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

1

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

RT Technologies Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalent	$718,207	$4,141
Prepayment and deposits	67,207	67,768
Other receivable	7,083
Total Current Assets	792,497	71,909

Plant and Equipment, Net	29,844	—

Other Assets	5,086	—

Total Assets	$827,427	$71,909

Liabilities
Due to related parties	394,265	32,242
Other payables	31,868	2,858
Total Liabilities	426,133	35,100

Noncontrolling interest	29,367	(14,039)

Stockholders' Deficit
Preferred stock, $.001 par value, 1,000,000 shares authorized,	$1,000	$1,000
1,000,000 shares issued and outstanding
Common stock, $.001 par value, 90,000,000 shares authorized,	25,000	25,000
25,000,000 shares issued and outstanding
Additional paid-in capital	86,262	126,692
Statutory reserve	535	—
Accumulated other comprehensive income	(2,797)	(1,482)
Accumulated deficit	261,927	(100,362)
Total Stockholders' (Deficit)	371,927	50,848

Total Liabilities and Stockholders' Deficit	$827,427	$71,909

RT Technologies Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2012

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Revenue	$572,120	$572,120
Cost of revenue	2,665	2,665
Gross profit	569,454	569,454

Operating expenses:
Selling and marketing expenses	8,426	14,688
General & administrative expenses	157,456	212,451
Total operating expenses	165,882	227,139

Operating income (loss)	403,573	342,316

Other income (expenses)
Financial expense	(11)	(51)
Total other income (expenses)	(11)	(51)

Income before income tax and minority interest	403,562	342,265

Income tax expense		—
Minority interest	(12,793)	(20,025)

Net income	416,354	362,289

Other Comprehensive loss	(993)	(1,315)

Comprehensive income	$415,361	$360,974

Net income (loss) per share:
Basic and diluted	$0.02	$0.01
Weighted average number of shares
Basic and diluted	25,000,000	25,000,000

CHINA AGRICULTURE MEDIA (GROUP) CO., LIMITED
Unaudited Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2012

Six Months Ended
Cash flows from operating activities:	June 30, 2012
Net income (loss)	$362,289
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Minority interest	43,406
Depreciation	3,316
Stock based compensation	80,393
Changes in operating assets and liabilities:
Other receivable	(7,083)
Other payables	29,010
Net cash provided by operating activities	511,331

Cash flows from investing activities:
Purchase of property and equipment	(33,160)
Purchase of trademark	(5,086)
Net cash provided by investing activities	(38,246)

Cash flows from financing activities:
Shareholders' Contributions	—
Due to related parties	241,735
Net cash provided by financing activities	241,735

Effect of changes in exchange rate	(754)

Net increase/(decrease) in cash and cash equivalents	714,066

Cash and cash equivalents at the beginning of the year	4,141

Cash and cash equivalents at the end of the year	718,207

RT Technologies Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six MONTHS ENDED JUNE 30, 2012

(Expressed in USD)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2011 thereto contained in the current report on Form 8-K filed on April 24, 2012.

2. ORGANIZATION AND BUSINESS BACKGROUND

RT Technologies Inc. (the “Company” or “RTTE”) was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007, the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007, the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

On April 17, 2012, RTTE completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with only asset of 60% equity interest in China Agriculture Media (Hebei) Co. Ltd. (the “CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a domestic enterprise.

The stock exchange transaction involved two simultaneous transactions:

RTTE issued to CAM Group Shareholders an amount equal to 22,500,000 new investment shares of Common Stock of RTTE and 1,000,000 shares of RTTE super-voting Preferred Stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of CAM Group from CAM Group Shareholders.

RTTE issued 1,607,853 shares of Common Stock to RTTE prior management and an advisor for services previously rendered. Simultaneously, Angela Ross, the former Chief Executive Officer of RTTE, returned 2,500,000 shares of Common stock to the RTTE treasury for immediate cancelation.

Upon completion of the exchange, CAM Group and its subsidiaries became subsidiaries of RTTE and the former owners of CAM Group then owned a ‘controlling interest’ in RTTE representing 98% of the voting shares of RTTE and 90% of the issued and outstanding shares of Common Stock.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the RTTE whereby CAM Group is deemed to be the accounting acquirer (legal acquiree) and RTTE to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of CAM Group and its subsidiaries, with the assets and liabilities, and revenues and expenses, of RTTE being included effective from the date of stock exchange transaction.  RTTE is deemed to be a continuation of the business of CAM Group and its subsidiaries.  Accordingly, the accompanying consolidated financial statements include the following:

(1)           The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)           The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

RTTE, CAM Group, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

The Company is to build and operate an outdoor advertising network via retail stores throughout the rural market of China. The Company is also authorized as a provincial distributor for advertisement in these retail stores within Hebei province. The stores are currently operated by the China Supply and Marketing Cooperative Association and China National Agricultural Means of Production Group Corporation, both of which are directly owned by Chinese Central Government. The retail network in Hebei province covers more than 40 million rural populations. After the success in Hebei province, the Company will implement the same business model in different provinces throughout China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expenses in the financial statements and accompanying notes. Actual results could differ from such estimates.

Basis of consolidation

All inter-company transactions and balances within the Company have been eliminated upon consolidation.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Prepayments and deposits

Prepayments and deposits represent the prepayment for the purchase of LCD displays. The amounts are carried at cost and will be transferred into the cost of the equipment until they are ready for their intended use.

Income taxes

Income taxes are determined in accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Comprehensive income (loss)

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of June 30, 2012, the Company had no outstanding tax due with its tax authority in the PRC.

FASB ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Non-Controlling Interests

Non-controlling interest represent the 40% non-controlling interest shareholder, Hebei Agricultural Means of Production Co. Ltd, which through its fully-owned subsidiary, owns 40% interest of CAM Hebei as of June 30, 2012.

The Parties shall share the profits, losses and risks of the Company in proportion to and, in the event of losses, to the extent of their respective contributions and contractual commitments to the registered capital of the Company

The responsibility of Non-Controlling Interest Shareholder: (a) Enter into the Sales Contract in exchange for registered capital of the Company in accordance with the relevant provisions of this Contract;(b) Enter into, or cause its Affiliates to enter into, such contracts as is necessary for the establishment of the Company or Project Company;(c) Maintain and Insure the Ad Products and introduce current technology to the Company or Project Company and update it consistently. Assist the Company or Project Company in development of new products.(d) Assist the Company or Project Company in obtaining the Chinese tax preferences, exemptions and other preferential tax treatment available to or for the Company or Project Company;(e) Assist the Company or Project Company in obtaining the Certificate of Approval, Business License when setting up and other permission providing for a term of validity and scope of business acceptable to both Parties;(f) Assist the Company or Project Company, if requested, in handling all licenses, approvals and registrations for the importation of technology in accordance with the terms set forth in the Technology License Contract;(g) Assist the Company or Project Company, if requested, in making import customs declarations, obtaining relevant import licenses, approvals and exemptions from customs duties and taxes for any machinery and equipment to be sold to the Company or Project Company;(h) Recommend and assist in the recruitment of suitable Chinese management personnel, technical personnel and other necessary staff and workers to be employed by the Company or Project Company;(i) Provide assistance to foreign workers and staff in obtaining entry visas, work licenses, and other needs for their stay and travel in the PRC;(j)Assist the Company or Project Company to find other customers for its products;(k) Assist the Company or Project Company to obtain PRC government’s recognition as HI-TECH enterprise or Encouraged enterprise, if possible; and;(l) Assist the Company or Project Company in installation and establishment of the Ad Product network at 3,000 Hebei Province Ad Product network locations within the first 12 months and 18,000 Hebei Province Ad Product network locations within 24 months. Act in accordance with and pursuant to the Sales Contract;(m) Assist the Company or Project Company develop around 400,000 Ad Product network locations in national wide within non-controlling interest shareholder’s Industrial system;(n) Handle other matters entrusted to it by the Company or Project Company and as agreed from time to time by non-controlling interest shareholder.

The rights of Non-Controlling Interest Shareholder: (a) Intellectual property contributed by non-controlling interest shareholder, if any, remains the sole and exclusive property of non-controlling interest shareholder; (b) The Board of Directors shall be composed of five Directors, of whom two shall be appointed by non-controlling interest shareholder.

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars ("US$"). The Company's subsidiaries in the PRC maintain its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of shareholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

June 30, 2012
Period ended RMB:US$1 exchange rate	6.3535
Period average RMB:US$1 exchange rate	6.3212

Basic and diluted earnings (loss) per share

Basic and diluted earnings (loss) per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of ordinary shares outstanding during the year.

Recently Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning January 1, 2012.

Except for the ASUs above, in the year ended December 31, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption

3. CASH AND CASH EQUIVALENTS

As of June 30, 2012, the Company had cash on hand of US$718,207 and cash of US$569,744 held in major financial institutions located in Hong Kong. Management believes that these major financial institutions have acceptable credit rating.

4. PREPAYMENTS AND DEPOSITS

Prepayments and deposits were paid to a manufacturer of LCD displays used for building the advertising network in Hebei province. As of June 30, 2012, the Company had prepayments and deposits amounting to US$67,207, representing 50% of the manufacturing cost of 300 pieces of LCD displays.

5. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Hebei Agricultural Means of Production Co. Ltd.

As of June 30, 2012, the amount due to Hebei AMP was US$31,479 and the Company expects to settle this balance after completing the process of verifying CAM Hebei’s registered capital.

(b) Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is one of the shareholders of the Company. Since March 2011, PMI has assigned expatriates, who assist the company’s registration and preliminary work, to the Company in exchange for service fees. The fees incurred during the Period were US$31,741.

6. COMMITMENT AND CONTINGENCY

During the Period, the Company ordered 300 pieces of LCD displays, and made deposits of US$67,768 to the manufacturer of these LCD displays. As of June 30, 2012, the capital commitment for this purchase order was US$67,207. The Company will pay the balance upon the receipt of these LCD displays.

The expected delivery date of all 300 pieces of LCDs will be July 31, 2012 due to the processing time of the manufactory company.

Except as disclosed above, the Company did not have any significant capital commitments or lease commitments as of June 30, 2012.

7. STOCK BASED COMPENSATION

Simultaneously upon completion of the exchange between the Company and CAM Group, the Company issued 1,607,853 shares of Common Stock to the Company’s prior management and an advisor for services previously rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.05 per share.  Accordingly, the Company calculated the stock based compensation of $80,393 at its fair value.

8. SUBSEQUENT EVENTS

Management has considered all events occurring through the date of consolidated financial statements have been issued, and has determined that there are no such events that are material to the consolidated financial statements, or all such material events have been fully disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's current report on Form 8-K filed on April 24, 2012.

Corporate History

As used herein the terms "We", the "Company", "RTTE", the "Registrant," or the "Issuer" refers to RT Technologies, Inc., its subsidiary and predecessors, unless indicated otherwise. Since the termination of its prior business in 1998, the Company has had no operations and has been seeking an acquisition or merger to bring an operating entity into the Company. The Company did not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company had unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

On April 17, 2012, we, a Nevada corporation, and China Agriculture Media Group Co., Ltd, a development stage company organized and existing under the laws of the Hong Kong (including its successors and assigns “CAMG”) entered into a Plan of Exchange (the “POE” or “Agreement”) for the 100% acquisition of CAMG by RTTE. Subsequent to closing of the POE, RTTE beneficially owned 100% of the issued and outstanding shares of CAMG. Immediately upon the Closing date, RTTE issued to the CAMG shareholders 22,500,000 new investment shares of RTTE Common Stock and 1,000,000 shares of RTTE super-voting Preferred Stock to the CAMG Shareholders.

PLAN OF OPERATIONS

Overview:

Since the reverse merger was consummated, we have continued operations of China Agriculture Media Group Co., Ltd (“CAMG), a company which is principally engaged in store rental, media, wholesale and retail, and value-added services in the PRC. CAMG aims to fully develop a network (the “Network”) of retail stores located in the Chinese rural market. The stores are currently operating under the state owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”). Both are directly owned by Chinese Central Government. The existing Hebei Network has been operating for 60 years and draws a large percentage of the Hebei rural population consisting of farmers who visit the pre-existing National AMP Group and China Co-op stores in order to take advantage of government subsidies on state controlled agriculture products only sold within Hebei Network stores. Although farmers are free to visit stores outside of the Hebei Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Hebei Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network stores.

Since CAMG is in the development stage and focusing on building its network and internal system, it has encountered net losses as far.

Liquidity and Capital Resources

Cash and cash equivalents were $718,207 as of June 30, 2012.

Cash flows provided by operating activities were $511,331 for the six months ended June 30, 2012. Positive cash flows from operations was due primarily to the increase of net income from operations by $362,289 and stock based compensation by $80,393.

Cash flows used in investing activities were $38,246 during the six months ended June 30, 2012 consisting of $33,160 used in equipment purchase of LCD displayers and $5,086 used in purchase of intangible asset.

Cash flows provided by financing activities were $241,735 during the six months ended June 30, 2012. Positive cash flows from financing activities in the second quarter of 2012 were due primarily to related parties loan.

Results of Operations

Revenues

Revenues for the six months ended June 30, 2012 were $572,120. The primary income generated was from our advertisement business in the second quarter of the fiscal year 2012.

Cost of Goods Sold

Cost of goods sold recorded at $2,665 during the six months ended June 30, 2012.

Gross Profit and Gross Profit Margin

For the six months ended June 30, 2012, gross profit was $569,454, a gross profit margin of 99.5%.

General and Administrative Expenses

General and administrative expenses were recorded $227,139 for the six months ended June 30, 2012. The expenses were mainly composed of the expense of recruitment, travelling expenses and expenses related to expansion of its network.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Our management, with the participation of the CEO and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012.  Based on this evaluation, our management, with the participation of the CEO and Principal Financial Officer, concluded that, as of June 30, 2012, our internal control over financial reporting was effective in achieving their control objectives.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RT Technologies, Inc.

(Registrant)

Dated: August 20, 2012

By:  /s/Cai, Wei Heng

        Cai, Wei Heng

        CEO, Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

I, Cai, Wei Heng, certify that:

1.               I have reviewed this Quarterly Report of RT Technologies, Inc. on Form 10-Q for the six months ended June 30, 2012;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.               The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Cai, Wei Heng

Cai, Wei Heng

President

Date: August 20, 2012

EXHIBIT 31.2

I, Cai, Wei Heng, certify that:

1.               I have reviewed this Quarterly Report of RT Technologies, Inc. on Form 10-Q for the six months ended June 30, 2012;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.               The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Cai, Wei Heng

Cai, Wei Heng

Deputy Chief Financial Officer

Date: August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RT Technologies, Inc. (the "Company") on Form 10-Q for the six months ended June 30, 2012 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Cai, Wei Heng

Cai, Wei Heng

President

Date: August 20, 2012

EXHIBIT 32.2

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of RT Technologies, Inc. (the "Company") on Form 10-Q for the six months ended June 30, 2012 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Cai, Wei Heng

Cai, Wei Heng

Deputy Chief Financial Officer

Date: August 20, 2012