Form 10-Q/A
period 2012-06-30
RT Technologies, Inc.
filed 2012-08-23
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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
incorporation or organization)

151 Shengli Avenue North, Jixing Building, Shijiazhuang, Hebei Province, P.R.China

(Address of principal executive offices)

(86) 0311-86964264

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

Yes []     No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of shares of common stock, par value $.001, outstanding as of June 30, 2012: 25,000,000

Number of shares of preferred stock, par value $.001, outstanding as of June 30, 2012: 1,000,000

EXPLANATORY NOTE

On August 17, 2012 RT Technologies, Inc. (the “Company”), was notified that Marcum Bernstein & Pinchuk (“Marcum”), the Company’s independent registered public accounting firm, would not have sufficient time to complete their review process of the Company’s Quarterly Report on Form 10-Q.

As a result, the accompanying 2012 unaudited interim financial statements and notes thereto for the quarterly periods ended June 30, 2012 have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. The Company intends to file an amendment to this Form 10-Q to file unaudited interim financial statements for the quarterly period ended June 30, 2012 reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by its independent registered public accounting firm on any of its contractual commitments, and any potential listing standards, and the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

RT Technologies, Inc.

(Registrant)

By:  /s/Cai, Wei Heng

        Cai, Wei Heng

        President

Dated: August 22, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Chief Financial Officer

EXHIBIT 31.1

I, Cai, Wei Heng, certify that:

1.               I have reviewed this Amendment No.1 to the quarterly report on Form 10-Q of RT Technologies, Inc.; and

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

/s/ Cai, Wei Heng

Cai, Wei Heng

President

Date: August 22, 2012

EXHIBIT 31.2

I, Cai, Wei Heng, certify that:

1.               I have reviewed this Amendment No.1 to the quarterly report on Form 10-Q of RT Technologies, Inc.; and

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

/s/ Cai, Wei Heng

Cai, Wei Heng

Deputy Chief Financial Officer

Date: August 22, 2012