Form 10-Q/A
period 2012-06-30
RT Technologies, Inc.
filed 2012-09-14
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 001-33907

CAM GROUP, INC.

 f/k/a RT Technologies, Inc.

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

Yes [ ]     No [X]

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

(1)

(2)

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of CAM GROUP, INC., f/k/a RT Technologies, Inc. (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 20, 2012. The Amendment is being filed to submit Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and Exhibit 101 (XBRL interactive data) is included as an exhibit to the Amendment.

In addition, the Amendment also modifies or updates the financial statement, footnotes and disclosures presented in, or exhibits to, the Original Filing to reclassify certain income statement items.

(3)

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

CAM GROUP, INC.
f/k/a RT Technologies, Inc.
Unaudited Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011

Current Assets
Cash and cash equivalent	$718,207	$4,141
Prepayment and deposits	67,207	67,768
Other receivable	7,083	0
Total Current Assets	792,497	71,909

Plant and Equipment, Net	34,931	—

Total Assets	$827,428	$71,909

Liabilities
Due to shareholders	$274,697	0
Due to related parties	29,457	32,242
Other payables	2,411	2,858
Income tax payable	70,000	0
Total Liabilities	376,565	35,100

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Common stock, $.001 par value, 90,000,000 shares authorized, 25,000,000 and 22,500,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	25,000	22,500
Additional paid-in capital	207,085	129,192
Accumulated other comprehensive income	(3,938)	(1,482)
Retained earnings (deficits)	172,798	(100,362)
Non controlling interest	48,918	(14,039)
Total Stockholders' (Equity)	450,863	36,809

Total Liabilities and Stockholders' Deficit	$827,428	$71,909

The accompanying notes are an integral part of these consolidated financial statements

(4)

CAM GROUP, INC.
f/k/a RT Technologies, Inc.
Unaudited Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2012

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Revenue - related party	$572,120	$572,120
Cost of revenue	62,685	62,685
Gross profit	509,435	509,435

Operating expenses:
Selling and marketing expenses	—	—
General & administrative expenses	105,018	166,275
Total operating expenses	105,018	166,275

Operating income (loss)	404,417	343,160

Other income (expenses)
Interest income	40	0
Total other income (expenses)	40	0

Income before income tax and non-controling interest	404,457	343,160

Income tax expense	70,000	70,000
Minority interest	—	—

Net income	334,457	273,160

Other Comprehensive loss	(2,134)	(2,456)

Comprehensive income	$332,323	$270,704

Net income (loss) per share:
Basic	$0.01	$0.01
Diluted	**	**

Weighted average number of shares
Basic	24,555,556	23,522,099
Diluted	124,555,556	123,522,099

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM GROUP, INC.
f/k/a RT Technologies, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2012

Six Months Ended
Cash flows from operating activities:	June 30, 2012
Net income (loss)	$273,160
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	3,333
Stock based compensation	80,393
Changes in operating assets and liabilities:
Other receivable	(7,119)
Other payables	(424)
Taxes payable	70,000
Net cash provided by operating activities	419,343

Cash flows from investing activities:
Purchase of property and equipment	(38,442)
Net cash provided by investing activities	(38,442)

Cash flows from financing activities:
Capital contribution from non controlling interest	62,957
Proceeds from shareholder loan payable	276,100
Payments to related party loan payable	(2,531)
Net cash provided by financing activities	336,526

Effect of changes in exchange rate	(3,361)

Net increase/(decrease) in cash and cash equivalents	714,066

Cash and cash equivalents at the beginning of the year	4,141

Cash and cash equivalents at the end of the year	$718,207

The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM GROUP, INC.

f/k/a RT Technologies, Inc .

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2011 and 2010 thereto contained in the Current Report on Form 8-K filed with Securities and Exchange Commission on April 24, 2012.

2. ORGANIZATION AND BUSINESS BACKGROUND

CAM Group Inc., f/k/a RT Technologies Inc. (the “Company” or “RTTE”) was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 31, 2007, the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007, the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina corporation and the Company became domiciled in the State of Nevada.

On April 17, 2012, RTTE completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 60% equity interest in China Agriculture Media (Hebei) Co. Ltd. (the “CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a domestic enterprise.

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

The Company’s plan of operation is to build and operate an outdoor advertising network via retail stores throughout the rural market of China. The Company is also authorized as a provincial distributor for advertisement in these retail stores within Hebei province. The stores are currently operated by the China Supply and Marketing Cooperative Association and China National Agricultural Means of Production Group Corporation, both of which are directly owned by Chinese Central Government. The retail network in Hebei province covers more than 40 million rural populations. After the success in Hebei province, the Company plans to implement the same business model in different provinces throughout China.

(7)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prepayments and deposits

Prepayments and deposits represent the prepayment for the purchase of LCD displays. The amounts are carried at cost and will be transferred into the cost of the equipment when they are ready for their intended use.

Fixed Assets, Net

Fixed assets are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Machinery and Equipment	5 years	0%
Furniture and fixture	7 years	0%
Computer and software	3 years	0%

Expenditures for maintenance and repairs are expensed as incurred.

Revenue Recognition

In accordance with guidance in paragraph 605-10-S99-1 of the FASB ASC for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. The Company provides air time for the clients’ advertisement through the Company’s own media network. Revenue is recognized when the air time is used by the clients.

Cost of Revenues

Cost of revenues consists primarily of material costs, direct labor, depreciation and overhead, which are directly attributable to the manufacture of products and the provision of services. The depreciation expenses in connection with equipments for advertising and broadcasting are included in cost of revenues.

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

FASB ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Non-Controlling Interests

Non-controlling interest represent the 40% non-controlling interest of shareholder, Hebei Agricultural Means of Production Co. Ltd, which through its fully-owned subsidiary, owns 40% interest of CAM Hebei as of June 30, 2012.

The Parties shall share the profits, losses and risks of the Company in proportion to and, in the event of losses, to the extent of their respective contributions and contractual commitments to the registered capital of the Company.

The responsibility of Non-Controlling Interest Shareholder: (a) Enter into the Sales Contract in exchange for registered capital of the Company in accordance with the relevant provisions of this Contract;(b) Enter into, or cause its Affiliates to enter into, such contracts as is necessary for the establishment of the Company or Project Company;(c) Maintain and Insure the Ad Products and introduce current technology to the Company or Project Company and update it consistently. Assist the Company or Project Company in development of new products.(d)Assist the Company or Project Company in obtaining the Chinese tax preferences, exemptions and other preferential tax treatment available to or for the Company or Project Company;(e)Assist the Company or Project Company in obtaining the Certificate of Approval, Business License when setting up and other permission providing for a term of validity and scope of business acceptable to both Parties;(f)Assist the Company or Project Company, if requested, in handling all licenses, approvals and registrations for the importation of technology in accordance with the terms set forth in the Technology License Contract;(g)Assist the Company or Project Company, if requested, in making import customs declarations, obtaining relevant import licenses, approvals and exemptions from customs duties and taxes for any machinery and equipment to be sold to the Company or Project Company;(h)Recommend and assist in the recruitment of suitable Chinese management personnel, technical personnel and other necessary staff and workers to be employed by the Company or Project Company;(i)Provide assistance to foreign workers and staff in obtaining entry visas, work licenses, and other needs for their stay and travel in the PRC;(j)Assist the Company or Project Company to find other customers for its products;(k)Assist the Company or Project Company to obtain PRC government’s recognition as HI-TECH enterprise or Encouraged enterprise, if possible; and;(l) Assist the Company or Project Company in installation and establishment of the Ad Product network at 3,000 Hebei Province Ad Product network locations within the first 12 months and 18,000 Hebei Province Ad Product network locations within 24 months. Act in accordance with and pursuant to the Sales Contract;(m)Assist the Company or Project Company develop around 400,000 Ad Product network locations in nation wide within non-controlling interest shareholder’s Industrial system;(n)Handle other matters entrusted to it by the Company or Project Company and as agreed from time to time by non-controlling interest shareholder.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective year:

June 30, 2012
Period ended RMB:US$1 exchange rate	6.3535
Period average RMB:US$1 exchange rate	6.3212

Basic and diluted earnings per share

Basic and diluted earnings per share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of ordinary shares outstanding during the year.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note7 in the financial statements.

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

Except for the ASUs above, in the year ended December 31, 2011, the FASB has issued ASU No. 2011-01 through ASU 2011-12, which is not expected to have a material impact on the consolidated financial statements upon adoption

(8)

4. CASH AND CASH EQUIVALENTS

As of June 30, 2012, the Company had cash on hand of US$718,207 and cash of US$569,744 held in major financial institutions located in Hong Kong. Management believes that these major financial institutions have acceptable credit rating.

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits were paid to a manufacturer of LCD displays used for building the advertising network in Hebei province. As of June 30, 2012, the Company had prepayments and deposits amounting to US$67,207, representing 50% of the manufacturing cost of 300 of LCD displays.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	June 30, 2012	December 31, 2011
Cost:
Computer equipment and software	$11,728	$0
Advertising equipment	26,518	0
Total	38,246	0
Accumulated depreciation	(3,315)	(0)
Net	$34,931	$0

During the reporting periods, depreciation expense is included in the following accounts on the accompanying consolidated income statements:

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Cost of goods sold	$1,469	$2,938
General and administrative expenses	$554	$1,107
Total	$2,023	$4,405

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Hebei Agricultural Means of Production Co. Ltd.

During the six months ended June 30, 2012, the Company earned all its revenues from Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a 40% shareholder of CAM Hebei. As of June 30, 2012, the balance due to Hebei AMP was $29,457.

(b) Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work in exchange for service fees. The fees accrued as of June 30, 2012 were $198,016. In addition, the Company had a short-term loan payable to PMI in amount of approximately $76,681 as of June 30, 2012, which was used to fund registered capital requirement in China. The loan was an oral agreement between the shareholders and the Company and due on demand. No interest was accrued and any effects of accruing imputed interest would be immaterial to the financial statements taken as a whole.

8. COMMITMENT AND CONTINGENCY

During the Period, the Company ordered 300 of LCD displays, and made deposits of US$67,768 to the manufacturer of these LCD displays. As of June 30, 2012, the capital commitment for this purchase order was US$67,207. The Company will pay the balance upon the receipt of these LCD displays.

The expected delivery date of all 300 of LCDs will be July 31, 2012 due to the processing time of the manufactory company.

Except as disclosed above, the Company did not have any significant capital commitments or lease commitments as of June 30, 2012.

9. STOCK BASED COMPENSATION

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

10. INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax. No provisions for income taxes have been made as the Company has no taxable income for the years presented.

Hong Kong

Our subsidiary in Hong Kong, CAM HK, is subject to Hong Kong profit tax. Provisions for profit taxes have been accrued.

PRC

Our subsidiary, CAM Heibei, is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to domestic enterprises.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2012 and December 31, 2011. There are no net operating loss carry forwards at June 30, 2012 and December 31, 2011.

The effective income tax expense for the three and six months ended June 30, 2011 and 2010 is as follows:

As of	For the three months ended June 30,	For the six months ended June 30,
	2012	2012
Tax at statutory rate	$70,000	$70,000
Tax exemption	0	0
	$70,000	$70,000
Income tax expenses(benefit) consists of the following

	June 30, 2011	December 31, 2010
Current
Federal	$70,000
State	—	—
—
Deferred	—
Federal	—	—
State	—	—
—

Current and deferred	—	—
Valuation allowance	—	—
Total	$70,000	—

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than the followings.

During the third quarter of 2012, the Company changes its name from RT Technologies Inc. to CAM Group, Inc.

(9)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's current report on Form 8-K filed with Securities and Exchange Commission on April 24, 2012.

Corporate History

As used herein the terms "We", the "Company", "RTTE", the "Registrant," or the "Issuer" refers to CAM Group, Inc., formerly known as “RT Technologies, Inc.”, its subsidiaries and predecessors, unless indicated otherwise. Since the termination of its prior business in 1998, the Company has had no operations and has been seeking an acquisition or merger to bring an operating entity into the Company. The Company did not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company had unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

On April 17, 2012, we, a Nevada corporation, and China Agriculture Media Group Co., Ltd, a company organized and existing under the laws of the Hong Kong (including its successors and assigns “CAMG”) entered into a Plan of Exchange (the “POE” or “Agreement”) for the 100% acquisition of CAMG by RTTE. Subsequent to closing of the POE, RTTE beneficially owned 100% of the issued and outstanding shares of CAMG. Immediately upon the Closing date, RTTE issued to the CAMG shareholders 22,500,000 new investment shares of RTTE Common Stock and 1,000,000 shares of RTTE super-voting Preferred Stock to the CAMG Shareholders.

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

RTTE had no revenue activities until June of 2012. On June 1, 2012, the Company entered into an agreement with Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a 40%-interest shareholder of CAM Hebei. Pursuant to the Agreement, the Company provides air time for Hebei AMP’s advertisement through the Network at a price of approximately $.42 per second.

(10)

Results of Operations

Revenues

We had revenue of $572,120 for the three and six months ended June 30, 2012. The revenue figure hereto represented our sales in June of 2012 only because we had no revenue activity until June of 2012. Currently, we gained all our revenues from Hebei AMP pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $.42 per second for the air time they used for their advertisement.

Cost of Revenues

Cost of revenues recorded at $62,685 during the three and six months ended June 30, 2012. Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the provision of air time. The depreciation expenses in connection with equipments for advertising and broadcasting were included in cost of revenues, which were $2,938 for the six months ended June 30, 2012.

Net Income

We had net income of $334,457 and $273,160 for the three and six months ended June 30, 2012, respectively, due to sufficient gross profit to cover our operating expenses.

General and Administrative Expenses

We had general and administrative expenses of $105,018 and $166,275 for the three and six months ended June 30, 2012, respectively. The expenses were mainly composed of the expense of recruitment, travelling expenses and expenses related to expansion of its network. It also included $80,393 resulting from the issuance of 1,607,853 shares of common stock at closing of the exchange between the Company and CAM Group to the Company’s prior management and an advisor for services previously rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.05 per share.

Liquidity and Capital Resources

Cash flows provided by operating activities were $419,343 for the six months ended June 30, 2012. Positive cash flows from operations were due primarily to the net income of $273,160, the increase in taxes payable in amount of $70,000, plus the non-cash expense of $80,393 due to stock issuance for services, partially offset by the increase in other receivable by $7,119.

Cash flows used in investing activities were $38,442 during the six months ended June 30, 2012, consisting of $11,924 used to purchase computers and software for daily operation and $26,518 used to purchase advertising equipments.

Cash flows provided by financing activities were $336,526 during the six months ended June 30, 2012 due primarily to proceeds of $276,100 from related parties loan, which bears zero interest and due on demand, and capital contribution from non controlling interest in amount of $62,957, offset by the payments of $2,531 to the shareholder loan.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds after the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through June 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $718,207 on hand as of June 30, 2012. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and working capital surplus. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail number of stores in the Network
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our services, advertising market in Hebei Province, PRC, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We provide air time for the clients’ advertisement through our own media network. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our concept.

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

(11)

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

(12)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has been reported in the Company's current report on Form 8-K filed with Securities and Exchange Commission on April 24, 2012. There has not changed since then.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2 Plan of Exchange, dated April 17, 2012 (previously filed on April 24, 2012)

10 Agreement with Hebei AMP, dated June 1, 2012

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(13)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

f/k/a RT Technologies, Inc.

(Registrant)

Dated: September 14, 2012

By:  /s/Cai, Wei Heng

        Cai, Wei Heng

        CEO, Principal Financial Officer

(14)

INDEX TO EXHIBITS

Exhibit No.	Description

2	Plan of Exchange, dated April 17, 2012 (previously filed on April 24, 2012)

10	Agreement with Hebei AMP, dated June 1, 2012

31.1	Certification of President

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).