Form 10-Q
period 2012-09-30
CAM Group, Inc.
filed 2012-11-19
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

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

Large Accelerated filer ¨ Accelerated filer ¨

Non-accelerated filer ¨ (Do not check if a smaller reporting company) Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]     No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Number of shares of preferred stock, par value $.001, outstanding as of November 19, 2012: 1,000,000

Number of shares of common stock, par value $.001, outstanding as of November 19, 2012: 25,075,000

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

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

(3)

CAM Group, Inc. and Subsidiaries
f/k/a RT Technologies Inc.
Unaudited Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011

Current Assets

Cash and cash equivalent	$2,514,373	$4,141
Cash and cash equivalent - restricted	2,755,200	—
Prepayment and deposits	175	67,768
Other receivable	3,182	—
Total Current Assets	5,272,930	71,909

Plant and Equipment, Net	155,954	—

Total Assets	$5,428,884	$71,909

Liabilities
Due to shareholders	$567,172	$—
Due to related parties	60,945	32,242
Other payables	11,827	2,858
Income Tax Payable	331,005	—
Total Liabilities	970,949	35,100

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Common stock, $.001 par value, 90,000,000 shares authorized, 25,075,000 and 22,500,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	25,075	22,500
Additional paid-in capital	3,169,690	129,192
Subscription receivable	(207,480)	—
Accumulated other comprehensive income	13,184	(1,482)
Retained earnings (deficit)	1,407,548	(100,362)
Total equity	4,409,017	50,848
Non-controlling interest	48,918	(14,039)
Total Liabilities and Equity	$5,428,884	$71,909

The accompanying notes are an integral part of these consolidated financial statements

(4)

CAM Group, Inc. and Subsidiaries
f/k/a RT Technologies Inc.
Unaudited Condensed Consolidated Statements of Operations and Consolidated Comprehensive Income
For the three and nine months ended September 30, 2012

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Revenue - related party	$1,713,228	$2,284,453
Cost of revenue	98,800	161,485
Gross profit	1,614,428	2,122,968

Operating expenses:
Selling, general & administrative expenses	117,778	284,053
Total operating expenses	117,778	284,053

Operating income	1,496,650	1,838,915

Other income (expenses)
Interest income	—	—
Total other income (expenses)	—	—

Income before income tax	1,496,650	1,838,915

Income tax expense	261,005	331,005

Net income	1,235,645	1,507,910
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to CAM Group common shareholders	1,235,645	1,507,910

Net income per share:
Basic	$0.05	$0.06
Diluted	$0.01	$0.01

Weighted average number of shares
Basic	25,075,000	24,045,147
Diluted	125,740,670	124,039,507

Comprehensive income:
Net income	$1,235,645	$1,507,910
Foreign currency translation adjustment	17,122	14,666
Comprehensive income:	1,252,767	1,522,576
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to CAM Group	$1,252,767	$1,522,576

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
RT Technologies Inc.
Unaudited Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2012

Nine Months Ended
Cash flows from operating activities:	September 30, 2012
Net income (loss)	$1,507,910
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	4,774
Stock based compensation	80,393
Changes in operating assets and liabilities:
Prepayment and deposits	67,271
Other receivable	(3,159)
Other payables	8,899
Taxes Payable	331,005
Net cash provided by operating activities	1,997,093

Cash flows from investing activities:
Purchase of property and equipment	(120,403)
Construction in progress	(39,205)
Net cash provided by investing activities	(159,608)

Cash flows from financing activities:
Capital contribution from non controlling interest	62,957
Proceeds from shareholder loan payable	563,096
Proceeds from related party loan payable	28,419
Changes in restricted cash	(2,755,200)
Proceeds from stock issuance	300,000
Proceeds from warrants issuance	2,455,200
Net cash provided by financing activities	654,472

Effect of changes in exchange rate	18,275

Net increase/(decrease) in cash and cash equivalents	2,510,232

Cash and cash equivalents at the beginning of the year	4,141

Cash and cash equivalents at the end of the year	$2,514,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income taxes	$—

The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM GROUP, INC.

f/k/a RT Technologies, Inc .

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and nine MONTHS ENDED September 30, 2012

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2009, 2010 and 2011 are open for tax examination by taxing authority.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority. As of September 30, 2012, the Company had no outstanding tax due with its tax authority in the PRC.

Comprehensive income (loss)

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

Non-Controlling Interests

Non-Controlling interest represent the 3.44% non-controlling interest of shareholder, Hebei Agricultural Means of Production Co. Ltd, which through its fully-owned subsidiary, owns 3.44% interest of CAM Hebei as of September 30, 2012.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

September 30, 2012
Period ended RMB:US$1 exchange rate	6.2856

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012

Period average RMB:US$1 exchange rate	6.3514	6.3311

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 7 in the financial statements.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2012-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(8)

4. CASH AND CASH EQUIVALENTS

As of September 30, 2012, the cash balance was $5,269,573, of which $721,059 held in major financial institutions located in Hong Kong, and $2,755,200 held in an escrow account in connection with the sales of common stock and warrants during the three months ended September 30, 2012, see Note 8.

Management believes that the major financial institutions in Hong Kong have acceptable credit rating.

5. PREPAYMENTS AND DEPOSITS

Prepayments and deposits were paid to a manufacturer for the purchase of 300 LCD displays, which would be used to build the advertising network in Hebei province. The 300 LCD displays were completed and delivered to the stores during the three months ended September 30, 2012. According, the amounts were transferred into fixed assets and depreciated over 5 years when the LCD displays were ready for their intended use.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	September 30, 2012	December 31, 2011
Cost:
Computer equipment and software	$9,854	$0
Advertising equipment	111,420	0
Construction in progress	39,489	0
Total	160,763	0
Accumulated depreciation	(4,809)	(0)
Net	$155,954	$0

Construction in progress represents the LCD displays received but not installed, which is stated at cost.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

7. RELATED PARTY BALANCES AND TRANSACTIONS

(a) Hebei Agricultural Means of Production Co. Ltd.

During the nine months ended September 30, 2012, the Company earned all its revenues from Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a 3.44% shareholder of CAM Hebei. As of September 30, 2012, the balance due to Hebei AMP was $60,945.

(b) Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work in exchange for service fees. The fees accrued as of September 30, 2012 were $257,172. In addition, the Company had a short-term loan payable to PMI in amount of approximately $310,000 as of September 30, 2012, which was used to fund registered capital requirement in China. The loan was an oral agreement between the shareholders and the Company and due on demand. No interest was accrued and any effects of accruing imputed interest would be immaterial to the financial statements taken as a whole.

8. CAPITAL STRUCTURE

As of September 30, 2012, the Company is authorized to issue 90,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. As of September 30, 2012, there were 1,000,000 shares of preferred stock and 25,075,000 common stock issued and outstanding.

(9)

9. CAPITAL TRANSACTIONS

Upon completion of the exchange between the Company and CAM Group, the Company issued to CAM Group Shareholders an amount equal to 22,500,000 new investment shares of Common Stock of the Company and 1,000,000 shares of the Company’s super-voting Preferred Stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of CAM Group from CAM Group Shareholders.

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected during the third quarter of 2012 and held in an escrow account until the exercise of warrants by the investors. Accordingly, the Company recorded subscription receivable in amount of $207,480 to the accompanying consolidated balance sheets. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

The warrants will expire on June 28, 2013 with exercise price of $2.80, the intrinsic value of which was $3,417,368 based on pricing model with the volatility of 0.34.

During the third quarter of 2012, the Company issued 75,000 shares at a price of $4.00 per share to accredited investors for total proceeds of $300,000, which was held in an escrow account until all the Certificates of common stock have been printed out and distributed to the investors. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

10. STOCK BASED COMPENSATION

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

11. INCOME TAXES

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2012 and December 31, 2011. There are no net operating loss carry forwards at September 30, 2012 and December 31, 2011.

The effective income tax expenses for the three and nine months ended September 30, 2012 are as follows:

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012

Current taxes	$261,005	$331,005
Deferred taxes	0	0
	$261,005	$331,005

(10)

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have other material subsequent events to disclose in these financial statements, other than the followings:

On September 11, 2012, the Company received an approval from the Chinese authority in connection with the increase in registered capital of CAM Hebei to RMB 20,000,000 (approximately USD$3,200,000), of which CAM HK will invest RMB 19,600,000 (approximately USD$3,136,000) and Hebei Agricultural Means of Production Co. Ltd will keep the original investment amount unchanged.

On November 9, 2012 the Company entered into a Financial Advisory Service Agreement (the “Agreement”) with China International Capital Corporation Limited (“CICC”). Pursuant to the terms of the Agreement, CICC will introduce private investors to the Company and assist with a restructuring, subject to shareholder approval and applicable law. It is contemplated that after the restructuring, the Company will issue A-shares and conduct a public offering in the domestic Chinese market (the restructuring and public offering in China shall hereinafter be referred to as the “Engagement”). The Agreement further states that CICC has been engaged as the sole and exclusive financial advisor to the Company and will assist and participate in the Company’s potential private financing and provide financial advisory services and analysis for the Engagement.

(11)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's current report on Form 8-K filed with Securities and Exchange Commission on April 24, 2012.

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

(12)

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

The Company’s plan of operation is to build and operate an outdoor advertising network via retail stores throughout the rural market of China. The Company is also authorized as a provincial distributor for advertisement in these retail stores within Hebei province. The stores are currently operated by the China Supply and Marketing Cooperative Association and China National Agricultural Means of Production Group Corporation, both of which are directly owned by Chinese Central Government. The retail network in Hebei province covers more than 40 million rural populations. The Company also plans to implement the same business model in different provinces throughout China.

RTTE had no revenue activities until June of 2012. On June 1, 2012, the Company entered into an agreement with Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a 3.44%-interest shareholder of CAM Hebei. Pursuant to the Agreement, the Company provides air time for Hebei AMP’s advertisement through the Network at a price of approximately $.42 per second.

Results of Operations

Revenues - Related Party

We had revenue of $1,713,228 and $2,284,453 for the three and nine months ended September 30, 2012, respectively. We currently gained all our revenues from Hebei AMP pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $.42 per second for the air time they used for their advertisement.

Cost of Revenues

Cost of revenues recorded at $98,800 and $161,485 during the three and nine months ended September 30, 2012, respectively. Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the provision of air time. The depreciation expenses in connection with equipments for advertising and broadcasting were included in cost of revenues, which were $3,687 for the nine months ended September 30, 2012.

Net Income

We had net income of $1,235,645 and $1,507,910 for the three and nine months ended September 30, 2012, respectively, due to sufficient gross profit to cover our operating expenses.

General and Administrative Expenses

We had general and administrative expenses of $117,778 and $284,053 for the three and nine months ended September 30, 2012, respectively. The expenses were mainly composed of the expense of recruitment, travelling expenses and expenses related to expansion of its network. It also included $80,393 resulting from the issuance of 1,607,853 shares of common stock at closing of the exchange between the Company and CAM Group to the Company’s prior management and an advisor for services previously rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.05 per share.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,997,093 for the nine months ended September 30, 2012. Positive cash flows from operations were due primarily to the net income of $1,507,910, the increase in taxes payable in amount of $331,005, plus the non-cash stock compensation expense of $80,393, prepayment and deposit for 67,271.

Cash flows used in investing activities were $159,608 during the nine months ended September 30, 2012, consisting of 159,608 used to purchase advertising equipment and construction in progress

Cash flows provided by financing activities were $654,472 during the nine months ended September 30, 2012 due primarily to proceeds of $28,419 from related parties loan, and $563,096 from the shareholder loan, both of which bears zero interest and due on demand, and capital contribution from non controlling interest in amount of $62,957. In addition, the Company had proceeds of $300,000 from sales of stock at a price of $4.00, and $2,455,200 from sales of 2,218,900 one-year warrants at a price of $1.20 per warrant. The warrants will expire on June 28, 2013 with exercise price of $2.80. Since the total proceeds of 2,755,200 were held in escrow, there were no effects on cash flow from financing activities.

(13)

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds after the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through September 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $5,269,573 on hand as of September 30, 2012, of which $2,755,200 was restricted until the exercise of warrants by the investors. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and working capital surplus. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(14)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Kit Ka, and Chief Financial Officer, Weixuan Luo, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

(b) Changes in Internal Control over

Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(15)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has been reported in the Company's current report on Form 8-K filed with Securities and Exchange Commission on April 24, 2012. They have not changed since then.

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

During the third quarter of 2012, the Company issued 75,000 shares of the Company’s Common Stock at a price of $4.00 per share to accredited investors for total proceeds of $300,000. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

During the third quarter of 2012, the Company issued 2,218,900 warrants at a price of $1.20 per warrant to accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected during the third quarter of 2012. The warrants will expire on June 28, 2013 with exercise price of $2.80, the intrinsic value of which was $3,417,368 based on pricing model with the volatility of 0.34. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2 Plan of Exchange, dated April 17, 2012 (previously filed on April 24, 2012)

10 Agreement with Hebei AMP, dated June 1, 2012 (previously filed on September 14, 2012)

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the S arbanes-Oxley Act of 2002.

101 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

f/k/a RT Technologies, Inc.

(Registrant)

Dated: November 19, 2012

By:  /s/ Kit Ka

        Kit Ka

        Chief Executive Officer

(17)

INDEX TO EXHIBITS

Exhibit No.	Description

2	Plan of Exchange, dated April 17, 2012 (previously filed on April 24, 2012)

10	Agreement with Hebei AMP, dated June 1, 2012 (previously filed on September 14, 2012)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).