Form 10-K
period 2012-12-31
CAM Group, Inc.
filed 2013-04-15
CIK 1419559

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53009

CAM Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Jixing Building, 151 Shengli Avenue North, Shijiazhuang,

Hebei Province, P.R. China 050041

(Address of principal executive offices)

+86-0311-8696-4264

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2012 were $3,978,756.

The aggregate market value of the voting stock on April 15, 2013 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $5,706,675 based upon the most recent sales price ($0.90) for such Common Stock on said date April 15, 2013, there were 25,075,000 shares of our Common Stock issued and outstanding, of which approximately 6,340,750 shares were held by non-affiliates.

Number of shares of the registrants’ common stock outstanding as of April 15, 2013: 25,075,000

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)

PART I:

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. (Removed and Reserved)

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV:

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES:

(2)

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. Each of the terms the “Company”, “we” and “our” as used herein refers collectively to refers to CAM Group, Inc., its subsidiaries and predecessors, unless indicated otherwise. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

ITEM 1. Business

Company Background

As used herein the terms "We", the "Company", "CAMG", the "Registrant," or the "Issuer" refers to CAM Group, Inc., formerly known as “RT Technologies, Inc.”, its subsidiaries and predecessors, unless indicated otherwise. The Company was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 20, 2007, the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007, the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina Corporation and the Company became domiciled in the State of Nevada. On September 13, 2012, the Company changed its name to CAM Group Inc. (“CAMG”) to more accurately reflect its business after a stock exchange transaction set forth below.

On April 17, 2012, CAMG completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 98% equity interest in China Agriculture Media (Hebei) Co. Ltd. ( “CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a Chinese domestic enterprise. Immediately upon the Closing date, CAMG issued to the CAM Group shareholders 22,500,000 new investment shares of CAMG Common Stock and 1,000,000 shares of CAMG super-voting Preferred Stock to the CAMG Shareholders in exchange for all of their shares of registered capital of CAM Group. Upon completion of the exchange, CAM Group and its subsidiaries became subsidiaries of CAMG and the former owners of CAM Group then owned a ‘controlling interest’ in CAMG representing 98% of the voting shares of CAMG and 90% of the issued and outstanding shares of Common Stock. Our corporate structure after closing is set forth as follows:

CAM Group, Inc. (f/k/a RT Technologies, Inc.)
100%
China Agriculture Media Group Co., Ltd.
100%
China Agriculture Media (Hong Kong) Group Co., Ltd.
China Agriculture Media (Hebei) Co., Ltd.
98%

 CAMG, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

Since the reverse merger was consummated, we have continued operations of CAM Hebei, a company which is principally engaged in developing the Chinese rural consumer market. We plan to build up our core business into four areas within two years: advertising, wholesale and retail sales, store rental and value-added services.

(3)

Current Business

CAMG will acquire full management and operational rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province that are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network.

In the first stage of 24-months, CAMG will complete the development of integrating, managing and operating approximately 16,000 retail locations in Hebei province, which are currently owned and operating within the National AMP and China Co-Op’s retail system. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by National AMP and China Co-Op’s Hebei province subsidiaries (respectively Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) and Hebei Supply and Marketing Cooperative Association (“China Co-Op Hebei”)). Hebei AMP is a major related party of the Company by common shareholders and directors. Heibei AMP is our related party and major shareholder through a trustee holding.

CAMG plans to lease the retail store’ space from the Network and then sub-lease them to chain store companies, product distributors and/or manufacturers for store rental income. The stores will be remodeled as convenience stores selling both agricultural and non-agricultural products such as fertilizer, homecare, personal care and healthcare products.

Advertising tools such as LCD displays, posters, and outdoor billboards will be available for potential clients who are intended to develop Chinese rural market, to advertise their products. These tools will also assist clients to build their corporate images, and assist government departments in providing general public service announcements to local residents.

Clients can either directly manage their stores or pay for CAMG’s value-added management services. CAMG plans to roll-out its services first in Hebei province, and then implement the same business model in different provinces throughout China.

By utilizing existing resources, such as the facilities, network and experience of our strategic partners, Hebei AMP and China Co-Op Hebei, CAMG can promptly establish its access to the rural retail market. We will act as the exclusive sales and advertising agent for up to 16,000 retail outlets located in Hebei province and strive to assist our clients to promote suitable products attractive to the rural consumer.

(4)

Our Products and Services

Advertising Solutions

CAMG will generate advertising service revenues from the sale of time slots in out-of-home television advertising networks and through the sales of frame space on poster frames and on traditional billboard networks.

CAMG will ultimately establish an advertising network primarily by installing LCD’s display in up to 16,000 retail outlets within the Network. Clients including service providers, product manufacturers and government agencies will be able to utilize our advertising network to build corporate images, promote their products and spread the governments’ latest policies and news. Compared to traditional print ads and posters, we believe LCD’s offer the following advantages:

•	Ability to immediately alter or edit content
•	Higher return on investment by sharing space with multiple clients
•	High resolution graphics and increased visual appeal
•	Flexible distribution of content

Although LCD’s display have many advantages, other advertising channels are also valuable. For example, a tire manufacturer may want to have outdoor billboards placed near highways to catch drivers’ attention; a manufacturer may want to use leaflets to promote their products; or an insurance company may prefer to use a brochure to elaborate on various insurance plans. Therefore, CAMG offers a choice of advertising channels including:

•	LCD displays (26 or 32 inches)
•	Poster boards displayed on metal racks
•	Posters and outdoor billboards
•	Brochures and leaflets

Clients can choose the means of advertising based on the characteristics of their products or needs. The major advantages of using our advertising service include:

•	Broad coverage
•	High market penetration
•	Cost-effective and efficient
•	Customizable service packages

Wholesale and Retail Solutions

CAMG currently has the sole right to manage and operate sales areas under CAMG’s administration within the Network. It can distribute consumer goods directly to the Network rather than going through various levels of distributors. By utilizing the existing resources, such as the facilities, network and experience of our strategic partners, Hebei AMP and China Co-Op Hebei, CAMG can promptly establish its access to the rural retail market. The main features of our merchandising service include:

•	Providing clients with instant access to the rural retail market
•	Lowering traditional barriers to entry into the rural market
•	Providing integrated services including merchandising, logistics, and advertising
•	Saving clients’ time in establishing their own retail network
•	Giving clients an opportunity to increase existing market share

Value-Added Service Solutions

The clients can distribute their products by themselves, send promoters to the stores, and advertise products using their own resources. However, they are free to choose our value-added services to ease operations and lower capital costs in the stores. CAMG offers logistic, storage, advertising, product and store management services for clients who are interested in minimizing the operating risk.

(5)

Business Revenue Model

During the first 24-month stage, CAMG will focus on developing the Network.

Advertising Business

CAMG installed the first batch of 300 LCD display in the Network during 2012 and will continue to roll-out more installation in 2013 and 2014.

CAMG plans to charge at least RMB 2.54 ($0.40) per second for a 30-second video broadcasting 60 times per day within the Network when the number of LCD display is less than 3,000. The price per second will be increased when the number of LCD display exceeds 3,000 to reflect the increasing influence from the Network. The LCD displays will operate up to 12 hours a day in some locations and allow a maximum capacity of 15.8 million seconds per year available for sale.

CAMG is also planning to execute agreements for the development of outdoor billboards and expects to operate approximately 20 locations by the end of 2013. In addition, clients can place posters in the Network of stores in Hebei Province.

Wholesale and Retail Business

CAMG plans to generate wholesale and retail commission by selling different kinds of products in the Network. CAMG will select appropriate products among prospective product manufacturers and/or chain store companies so that the products match the needs of rural population.

Store Rental Business

CAMG will sublease retail store space to chain store companies, product distributors and/or manufacturers for store rental revenue. The stores will be remodeled as convenience stores which sell both agricultural and non-agricultural products such as fertilizer, homecare, personal care and healthcare products etc.

Value-Added Services Business

CAMG will provide value-added services in store management, logistics and warehousing. These value-added services will be calculated based on a pre-determined percentage of sales volume.

(6)

Contractual Agreements with Hebei Agricultural Means of Production Co., Ltd. (Related Party and major shareholder through a trustee holding)

Advertising Revenues

After completing the installation of the LCD displays in 2012, CAMG has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.40), starting from June 2012 to May 2013. During the year of 2012, CAMG generated all its advertising revenues from its major related party Hebei AMP in amount of $3,963,860.

Services revenues

Starting from December 2012, CAMG serves as an agent for Hebei AMP in fertilizer trading and generated all its revenues of $14,896 from the services provided. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers.

Overview of the PRC Rural Market Development

The annual national expenditure on the development of the rural market in the PRC grew from RMB 3.4 trillion (approximately $53 billion) in 2006 to more than RMB 10 trillion (approximately $156 billion) in 2011. This growth demonstrates the commitment of the government in stimulating domestic demand and promoting rural economic growth.

Source: Ministry of Finance of the People’s Republic of China

Overview of the PRC Advertising Industry

According to data released by the National Bureau of Statistics of China, sales revenue generated from the Chinese advertising industry in 2004 was RMB 12.6 billion (approximately $2 billion) and RMB 20.6 billion (approximately $3 billion) in 2009 representing an average annual growth rate of 10.3%.

Source: National Bureau of Statistics of China

(7)

Overview of the PRC Wholesale and Retail Industry

China

Product sales increased from $1.5 trillion in 2005 to $3.1 trillion in 2009 representing a growth rate of 115% over four years. Sales remained strong during the global financial crisis in 2008 and 2009; we believe the sales volume will continue to stay above $3 trillion during 2013.

Wholesale and Retail Industry in China (USD in billions)
	2005	2006	2007	2008	2009
Number of Legal Entities	47,698	5,1788	55,737	100,935	95,468
People working in this industry (in millions)	5.2	5.4	6.0	7.4	7.5
Merchandise Purchase volume	$1,367	$1,611	$2,014	$2,875	$2,800
Import volume	110	116	139	226	208
Merchandise Sales volume	1,456	1,720	2,074	3,254	3,143
Export volume	133	150	174	216	1745
Merchandise inventory level	110	119	144	240	250

Source: National Bureau of Statistics of China

Hebei Province

The table below shows that 2009 merchandise sales in Hebei Province was $57.3 billion which was comprised of $42.67 billion in wholesale revenue and $14.69 billion in retail revenue.

2009 Wholesale and Retail Sales in Hebei Province and China (USD in billions)
	Hebei			China
	Wholesale	Retail	Total	Wholesale	Retail	Total
Number of Legal Entities	805	1,010	1,815	52,853	42,615	95,468
People working in this industry (in millions)	0.08	0.14	0.22	3.1	4.4	7.5
Merchandise Purchase volume	$35.59	$12.52	$48.11	$2,234.5	$565.5	$2,800.0
Import volume	0.55	0.04	0.59	198.4	9.5	207.9
Merchandise Sales volume	42.67	14.69	57.36	2,466.2	677.1	3,143.2
Export volume	0.82	0.00	0.82	174.3	0.3	174.6
Merchandise inventory level	2.36	1.38	3.74	185.1	65.2	250.4

Source: National Bureau of Statistics of China

(8)

Target Market and Audience

China

According to the National Bureau of Statistics of China, there were 713 million people (53.4% of total population) living in rural areas in China and the population increased at a natural birth rate of 5.1% annually. The government recently released a series of policies regarding the renovation of the rural market and the improvement of living standards for the rural population. We believe that the growth in China will be driven by the rural market in the future.

Hebei Province

In the first stage, CAMG will focus on developing our business in the Network. Hebei province is an agriculturally dominant province and an ideal location for developing the Chinese rural market. The following lists some key attributes of Hebei province:

•	40 million rural population; total population of approximately 70 million; ranked 6th in China.
•	Natural birth rate is 6.5%.
•	Gross GDP of RMB 1.7 trillion ($270 billion); ranked 6th in China
•	Gross production of grains in Hebei reached 29 billion kilograms, which is 5.5% of the nation; ranked 7th in China
•	One of the 13 grain production provinces in China; Hebei uses area of 6.3 million hectares as farmland for grains

The income per capita of rural population increased from RMB 2,253 ($353) in 2000 to RMB 5,153 ($807) in 2009, and it is expected to keep increasing under a series of supportive governmental policies.

Source: National Bureau of Statistics of China

(9)

Marketing Strategy

Market Development for Advertising Business

CAMG will target mature enterprises who want to build their corporate images in the rural market, such as national telecom providers, state-owned banks, large fertilizer manufacturers, etc.

Our own market research has indicated that local service providers such as banks and hospitals are using various channels such as newspaper and television to advertise their services in the rural markets. CAMG will provide another channel for governmental departments to educate the rural population and spread news and the latest public policies. We provide a cost efficient and effective solution compared to TV advertising and focus on out–of-home rather than in-home advertising.

Under the guidance of current rural development policy promulgated by the government, various programs such as culture broadcast programs, policy publishing and others could be implemented into our advertising channel.

Market Development for Wholesale and Retail Business

We believe CAMG offers an attractive, cost-effective alternative for established retailers and consumer products companies to access the rural market without incurring the full cost and risk of prematurely entering or over-expending into the rural provinces. However, the profit margin of cooperating with these companies may be lower because their products are mature and they have relatively more bargaining power. CAMG will provide recommendations to prospective clients based on our market research of spending behavior in the rural market.

Early Phase Promotional Scheme

CAMG will cooperate with other media companies such as radio stations, television stations, and magazines to promote its clients.

Market Expansion for Advertising Business

CAMG will place LCD displays in the agricultural retail stores in Hebei province. It will also use outdoor billboards and poster frames as a medium for advertisement. Once we have achieved the goal of developing the Network, CAMG will apply its business model to other northern provinces of China and hopes to gradually expand to all rural areas in China.

Cost Management

CAMG plans to control the costs of their advertising network by placing advertising channels such as LCD displays and kiosks in targeted public areas in order to take advantage of relatively low maintenance overhead.

Existing Client Base

Hebei AMP has been operating over 60 years and is one of the authorized companies by the PRC central government to sell chemical fertilizers in Hebei Province, and as a result, there is an existing pool of agricultural product manufacturers and consumers who are loyal to the Network stores. We believe this existing client base and loyalty towards the Network stores will create an opportunity for CAMG’s rapid growth in Hebei Province.

Competition

We compete with other companies in advertising area such as Focus Media, JCDecaux, ClearMedia, SearchMedia, AirMedia and VisionChina and the branded, like 7-11, and independent stores in China.

(10)

Comparison to Competitors and Competitive Advantage

Developing the Rural Market

Focus Media, AirMedia and VisionChina mainly expand their advertising networks within commercial buildings in urban cities, airports, and mass transportation systems respectively. Our advertising business model is very similar to the business model of our competitors, but CAMG focuses on the national rural market which has relatively less competition compared to the urban areas. Although the income per capita of rural population is less than that of urban population, the volume of this market should compensate for the income gap between the rural and urban population.

Rural LCD Network

LCD display advertising is relatively new in rural areas of the PRC. We believe LCD technology could attract the attention of local people who may be curious about the new technology and as a result buy our advertised merchandise.

Mature Network

The Network has over 60 years of operating history, among it, Hebei AMP developed 19 large-scale logistic centers and more than 120 regional distribution centers. The total retail locations are approximately 16,000.

Barriers to entry

The barriers to entering the advertising market Hebei Province and establishing an LCD network of this size would be unattainable without enormous amounts of in capital. By leveraging the pre-existing Network, and utilizing existing logistics systems, we believe that we can effectively reduce our startup costs and substantially lower our barriers to entry in this market. Since Hebei AMP is a state-owned company and the Chinese government has officially granted them the rights to manage the 16,000 retail locations in Hebei province covering a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents, , we believe that other outdoor advertising companies will be at a competitive disadvantage to us.

Outsourcing

The development of our LCD network will be work intensive and likely require us to outsource additional employees for installation of the LCD screens. We installed the first batch of 300 LCD displays in the Network during 2012 and will continue to roll-out more installation in 2013 and 2014. These stores are unevenly distributed amongst the rural areas of Hebei, and it is difficult to calculate the exact travel distance between each of them. The management team believes that it is not feasible to build a single engineering team to complete this task, therefore, we will outsource the installation to third parties.

Government Regulation

PRC regulations require any foreign entities that invest directly in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to own directly 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

Current PRC regulations do not restrict domestic companies controlled by Wholly Foreign-Owned Enterprise (“WFOEs”) through contractual arrangements from operating advertising businesses. Nevertheless, PRC governmental authorities may in the future deem that such business operations by domestic companies controlled by WFOEs evade the qualifications requirements on foreign investment in the advertising industry, and thus, restrict our business operations.

Despite these restrictions, the PRC restriction on foreign investment in the advertising industry does not expressly apply to the investment activities of WFOEs, and starting from late 2007, the advertising industry has been re-classified from a “restricted” area to a “permitted” area for foreign investment. Thus, WFOEs may establish subsidiaries in China to operate advertising business directly in China. However, the PRC governmental authority may determine in the future that such indirect investments evade the qualification requirements on foreign investment in the advertising industry and thus bans such investment activities.

Relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, and the Ministry of Commerce, which regulates foreign investments in China, have broad discretion in regulating business entities, including:

·	Imposing fines or other monetary penalties on PRC subsidiaries or affiliates;
·	Revoking the business and operating licenses of PRC subsidiaries and affiliates;
·	Discontinuing or restricting PRC subsidiaries’ and affiliates’ operations;
·	Imposing conditions or requirements that are impossible to comply with;
·	Requiring a restructuring of the relevant ownership structure or operations; or
·	Restricting or prohibiting the use of the proceeds of any offering or from other sources to finance business and operations in China.

(11)

Tax

The newly enacted New Law, and the implementation regulations to the New Law issued by the PRC State Council, became effective as of January 1, 2008. Under the New Law, China adopted a uniform tax rate of 25% for all enterprises (including domestically-owned enterprises and foreign-invested enterprises) and revoked the previous tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. There is a transition period for enterprises, whether foreign-invested or domestic, which received preferential tax treatments granted by relevant tax authorities prior to January 1, 2008. Enterprises that were subject to an enterprise income tax rate lower than 25% prior to January 1, 2008 may continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the New Law subject to relevant transaction rules. Enterprises that were entitled to exemptions or reductions from the standard income tax rate for a fixed term prior to January 1, 2008 may continue to enjoy such treatment until the fixed term expires. Preferential tax treatments may be granted to industries and projects that are strongly supported and encouraged by the state, and enterprises that qualify as “High and New Technology Enterprise” (“HNTE”) are entitled to a 15% enterprise income tax rate.

Other relevant PRC tax regulations include the PRC Enterprise Income Tax Law, or the EIT Law, and the implementation regulations for the EIT Law issued by the PRC State Council, effective as of January 1, 2008. The EIT Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the EIT Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise. Although substantially all of our operational management is currently based in the PRC, it is unclear whether PRC tax authorities would require (or permit) us to be treated as a PRC resident enterprise.

Under the EIT Law and implementation regulations issued by the State Council, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” which do not have an establishment or place of business in the PRC, or which have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends have their sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

The People’s Bank of China, or PBOC, sets and publishes daily a Base Exchange rate with reference primarily to the supply and demand of Renminbi against a basket of currencies in the market during the prior day. The PBOC also takes into account other factors, such as the general conditions existing in the international foreign exchange markets. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong dollars and U.S. dollars, has been based on rates set by the PBOC, which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates in the world financial markets. From 1994 to July 20, 2005, the official exchange rate for the conversion of Renminbi to U.S. dollars was generally stable. Although PRC governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current account items, conversion of Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration for Foreign Exchange and other relevant authorities. On July 21, 2005, the PRC government introduced a managed floating exchange rate system to allow the value of the Renminbi to fluctuate within a regulated band based on market supply and demand and by reference to a basket of currencies. On the same day, the value of the Renminbi appreciated by 2.0% against the U.S. dollar. Since then, the PRC government has made, and may in the future make, further adjustments to the exchange rate system. The PBOC announces the closing price of a foreign currency traded against the Renminbi in the inter-bank foreign exchange market after the closing of the market on each working day, and makes it the central parity for the trading against the Renminbi on the following working day.

In January and April 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued two rules that require PRC residents to register with and receive approvals from SAFE in connection with their offshore investment activities. SAFE has announced that the purpose of these regulations is to achieve the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Notice 75, which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005 mentioned above. According to Notice 75:

·	Prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

·	An amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

·	An amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

(12)

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

China Agriculture Media (Hebei) Co., Ltd.

·	Business License (No. 130100400009277) issued by the Shijiazhuang Administration of Industry and Commerce, valid from November 28, 2011 to November 27, 2031.

China Agriculture Media (Hong Kong) Group Co., Ltd.

·	Business License (No. 37902611-000-05-12-0) issued by the Hong Kong Special Administrative Region of the People’s Republic of China, valid from April 05, 2013 to March 05, 2014.

China Agriculture Media Group Co., Ltd.

·	Business License (No. 58158906-000-03-12-3) issue by the Hong Kong Special Administrative Region of the People’s Republic of China, valid from March 30, 2013 to March 29, 2014.

Employees

As of December 31, 2012, CAM Hebei has 11 full-time employees and 5 part-time employees. The company expects to hire 14 more employees in 2013.

In addition CAMG will share Hebei AMP’s existing workforce during the initial phase of development. Initially this will consist only of key senior personnel. According to the agreement, Mr. Lijun Chen, the existing Chairman and President of Hebei AMP, has been appointed as the Chairman of the Board of CAM Hebei and Mr. Guojiang Peng, the existing Vice President of Hebei AMP, has been appointed as Executive Director of CAM Hebei. A copy of the agreement to share workers is attached as Exhibit 10.6

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

(13)

Risks Related to Our Business and Industry

We rely on our related party for a significant portion of our business. If we are unable to maintain good relationships with our related party, our business could suffer.

Currently all of our revenues are derived from Hebei AMP, a related party and major shareholder through a trustee holding through common management located in the PRC. We cannot assure that we will be able to enter into collaborative agreements with Hebei AMP on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with Hebei AMP, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

Our failure to maintain existing relationships with Hebei AMP, National AMP and China Co-op or obtain new relationships that allow us to place our LCD flat-panel displays, advertising poster frames and outdoor traditional and LED digital billboards in desirable locations would harm our business and prospects.

Our success is dependent on raising capital from shareholders or external sources in order to fund our operations, your investment could be at risk.

Development of our operations will require significant capital expenditures for which we may be unable to provide sufficient financing. Our need for additional capital may adversely affect the financial condition of CAMG. The Company has relied, and continues to rely, on external sources of financing to meet its capital requirements, to continue developing its business in China, the LCD network, and to otherwise implement its corporate development and investment strategies. In the past, the Company has relied upon equity capital and debt as sources of funding. While the Company hopes to obtain the future funding that it will need through the debt and equity markets, we cannot assure investors that we will be able to obtain additional funding when it is required. If we fail to obtain the funding that we need when it is required, the Company may have to forego or delay potentially valuable opportunities to develop its business or default on existing commitments to third parties. Our limited operating history makes it extremely difficult to obtain future financing and our failure to obtain future financing could result in significant dilution and/or a complete loss of the value of your shares.

We will derive a substantial majority of our revenues from the provision of advertising services, and advertising is particularly sensitive to changes in economic conditions and advertising trends. We may be unable to adequately deal with these changing conditions and trends that could have a negative impact on our financial statements and the value of your investment.

Demand for advertising time slots and advertising frame space on our networks, and the resulting advertising spending by our clients, is particularly sensitive to changes in general economic conditions and advertising spending typically decreases during periods of economic downturn. Advertisers may reduce the money they spend to advertise on our networks for a number of reasons, including:

·	General decline in global economic conditions;
·	Deteriorating economic conditions in the particular cities where we conduct business;
·	Decision to shift advertising expenditures to other available advertising media;
·	Reduced advertising spending in general; or
·	Decrease in demand for advertising media in general and for our advertising services in particular would materially and adversely affect our ability to generate revenue from our advertising services, and our financial condition and results of operations.

In 2008, due to the global economic downturn, growth in consumer spending in China slowed which resulted in a corresponding slowdown in advertising spending growth. If there is another deterioration in economic conditions in China, our revenues, net income and results of operations could be materially adversely affected.

Our operating results are difficult to predict and may fluctuate significantly from period to period in the future resulting in uncertainty and lower pricing for our shares

Our operating results are difficult to predict and may fluctuate significantly from period to period based on the seasonality of consumer spending and corresponding advertising trends in China. In addition, advertising spending generally tends to decrease during January and February each year due to the Chinese Lunar New Year holiday. Other factors that are likely to cause our operating results to fluctuate include the seasonality of advertising spending in China, the effect of the global economic downturn on spending in China, a further deterioration of economic conditions in China and potential changes to the regulation of the advertising industry in China. If our revenues for a particular quarter are lower than we expect, we may be unable to reduce our operating expenses for that quarter by a corresponding amount, which would harm our operating results for that quarter relative to our operating results from other quarters.

(14)

Failure to manage our growth and operations could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we operate, either of which could materially and adversely affect our business and growth potential.

To manage our growth and operations, we must develop and improve our existing administrative and operational systems and our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion or to react to more challenging market conditions, due to, among other things, different technology standards, legal considerations and cultural differences. We may not be able to manage our current or future international operations effectively and efficiently or compete effectively in such markets. We cannot assure you that we will be able to efficiently or effectively manage the growth or changes in our operations, recruit top talent and train our personnel. Any failure to efficiently manage our expansion or changes in operations may materially and adversely affect our business and future growth.

If advertisers or the viewing public do not accept, or lose interest in, our advertising network, our revenues may be negatively affected and our business may not expand or be successful.

The market for out-of-home advertising networks in China is relatively new and its potential is uncertain. We compete for advertising spending with many forms of more established advertising media. Our success depends on the acceptance of our out-of-home advertising network by advertisers and their continuing interest in these mediums as components of their advertising strategies. Our success also depends on the viewing public continuing to be receptive towards our advertising network. Advertisers may elect not to use our services if they believe that consumers are not receptive to our networks or that our networks do not provide sufficient value as effective advertising mediums. If a substantial number of advertisers lose interest in advertising on our advertising network for these or other reasons, we will be unable to generate sufficient revenues and cash flow to operate our business, and our advertising service revenue, liquidity and results of operations could be negatively affected.

If we are unable to adapt to changing regulatory requirements or advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues which may materially and adversely affect our business prospects and revenues.

The market for advertising requires us to continuously identify new advertising trends and the technology needs of advertisers and consumers, which may require us to develop new features and enhancements for our advertising network. The majority of our displays will use 26 or 32-inch liquid crystal display screens. We may be required to incur development and acquisition costs in order to keep pace with new technology needs but we may not have the financial resources necessary to fund and implement future technological innovations or to replace obsolete technology. Furthermore, we may fail to respond to these changing technology needs. For example, if the use of broadband networking capabilities on our advertising network becomes a commercially viable alternative and meets all applicable PRC legal and regulatory requirements, and we fail to implement such changes on our network or fail to do so in a timely manner, our competitors or future entrants into the market who do take advantage of such initiatives could gain a competitive advantage over us. If we cannot succeed in complying with new regulatory requirements or developing and introducing new features on a timely and cost-effective basis, advertiser demand for our advertising networks may decrease and we may not be able to compete effectively or attract advertising clients, which would have a material and adverse effect on our business prospects and revenues.

We may be subject to, and may expend significant resources in defending against, government actions and civil suits based on the content and services we provide through our advertising networks and our operations could be disrupted or end as a result.

PRC advertising laws and regulations require advertisers, advertising operators and advertising distributors, including businesses such as ours, to ensure that the content of the advertisements they prepare or distribute is fair, accurate and is in full compliance with applicable laws. Violation of these laws or regulations may result in penalties, including fines, confiscation of advertising fees, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the PRC government may revoke a violator’s license for advertising business operations.

As an advertising service provider, we are obligated under PRC laws and regulations to monitor the advertising content that is shown on our advertising networks for compliance with applicable law.

China has also enacted regulations governing telecommunication service providers and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet and telecommunications networks that it believes to violate Chinese law, including content that is pornographic or obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. If any of the content that we deliver through our Internet advertising network is found to violate Chinese laws and regulations, we could be subject to fines or suspensions.

Moreover, civil claims may be filed against us for fraud, defamation, subversion, negligence, copyright or trademark infringement or other violations due to the nature and content of the information displayed on our advertising network. If consumers find the content displayed on our advertising network to be offensive, landlords, property managers, other location providers or telecommunication network operators may seek to hold us responsible for any consumer claims or may terminate their relationships with us.

In addition, if the security of our content management system is breached through the placement of unauthorized compact flash, or CF cards in our flat-panel displays and unauthorized images, text or audio sounds are displayed on our advertising network, viewers or the PRC government may find these images, text or audio sounds to be offensive, which may subject us to civil liability or government censure despite our efforts to ensure the security of our content management system. Any such event may also damage our reputation. If our advertising viewers do not believe our content is reliable or accurate, our business model may become less appealing to viewers in China and our advertising clients may be less willing to place advertisements on our advertising network.

(15)

We may be subject to intellectual property infringement claims, which may force us to incur substantial legal expenses and, if determined adversely against us, may materially disrupt our business.

We cannot be certain that our advertising displays or other aspects of our business do not or will not infringe upon patents, copyrights or other intellectual property rights held by third parties. Although we are not aware of any such claims, we may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities, which may materially and adversely disrupt our business.

We face significant competition, and if we do not compete successfully against new and existing competitors, we may lose our market share, and our profitability may be adversely affected.

We compete with other advertising companies in China. We compete for advertising clients primarily on the basis of network size and coverage, location, price, the range of services that we offer and brand name. We also face competition from other out-of-home television advertising network operators for access to the most desirable locations in cities in China. Individual buildings, hotels, restaurants and other commercial locations and hypermarket, supermarket and convenience store chains may also decide to independently, or through third-party technology providers, install and operate their own flat-panel television advertising screens. Our network faces competition with similar networks operated by domestic out-of-home advertising companies. In the future, we may also face competition from new entrants into the out-of-home television advertising sector.

Increased competition could reduce our operating margins and profitability and result in a loss of market share. Some of our existing and potential competitors may have competitive advantages, such as significantly greater financial, marketing or other resources, or exclusive arrangements with desirable locations, and others may successfully mimic and adopt our business model. Moreover, increased competition will provide advertisers with a wider range of media and advertising service alternatives, which could lead to lower prices and decreased revenues, gross margins and profits. We cannot assure you that we will be able to successfully compete against new or existing competitors.

We do not maintain any business liability disruption or litigation insurance coverage for our operations, and any business liability, disruption or litigation we experience might result in our incurring substantial costs and the diversion of resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products and do not, to our knowledge, offer business liability insurance. While business disruption insurance is available to a limited extent in China, we have determined that the risks of disruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption or litigation insurance coverage for our operations in China. Any business disruption or litigation may result in our incurring substantial costs and the diversion of resources.

Our business operations may be affected by legislative or regulatory changes that have a negative impact on our business and the value of your shares.

There are no existing PRC laws or regulations that specifically define or regulate out-of-home digital media. Changes in laws and regulations or the enactment of new laws and regulations governing placement or content of out-of-home advertising, our business licenses or otherwise affecting our business in China may materially and adversely affect our business prospects and results of operations.

(16)

Our failure to comply with certain aspects of applicable PRC laws and regulations could adversely affect our business operations and corporate structure.

In order to conduct our business operations through our PRC operating subsidiaries, we are required to comply with a range of PRC laws and regulations, including laws and regulations applicable to contractual arrangements among our operating subsidiaries, requirements to register the equity pledges relating to those contractual arrangements, other registration requirements under State Administration for Industry and Commerce, or SAIC, rules and regulations, and obligations by us, our management and our PRC shareholders or beneficial owners to comply with the State Administration of Foreign Exchange, or SAFE, registration and disclosure requirements.

Due to uncertainties in the law, the lack of implementing regulations and, in some instances, our delay in complying with some of these rules, there is a risk that we could be found to have violated rules and regulations relating to our corporate structure, SAFE and SAIC registration and PRC foreign exchange rules. As detailed in the risk factor paragraphs below, if we are found to have failed to comply with or breached PRC laws and regulations applicable to us and our PRC operating subsidiaries we could be subject to, among other things, penalties including fines, revocation of business licenses of the PRC entities or requirements to restructure our business operations. Our failure to comply with PRC laws and regulations relating to the registration of equity pledges under our contractual arrangements with our PRC operating affiliates could also render the equity pledge, and the structure, unenforceable.

Further, advertising businesses conducted by our operating subsidiaries are subject to certain risks associated with PRC laws and regulations on foreign investment in advertising businesses in China. If the PRC government determines that the ownership structure of our operating subsidiaries or our operating affiliates, or the agreements that establish the structure for operating our China business do not comply with current or future PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to penalties which may materially and adversely affect our business or financial condition.”

If we were subject to any such penalties or negative consequences, our business and operations could be materially and adversely affected.

Due to uncertainties in the implementation of PRC laws and regulations, we may be put at risk from failures to comply with all such laws resulting in disruptions in our business and complete failure of the company.

We use contractual arrangements with our PRC partners of our China operations, and uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements and thus our ability to conduct our business. PRC regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. A failure by us or our shareholders or beneficial owners who are PRC citizens or residents in China to comply with such regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which could adversely affect our business and financial condition. This could subject us to fines or other penalties, which could negatively impact our revenues or interfere with our ability to operate our business relating to the failure of some of our indirect operating subsidiaries or our operating affiliates to register with the relevant local branch of SAIC for their expansion of business or for their branch offices in each of the cities where we operate.

If the PRC government determines that the ownership structure of our company, or the agreements that establish the structure for operating our China business do not comply with current or future PRC governmental restrictions on foreign investment in the advertising industry, we could be subject to severe penalties.

Substantially all of our operations will rely on our relationship with the National AMP Group and China Co-op, and through our contractual arrangements with our consolidated affiliated entities in China. PRC regulations require any foreign entities that invest directly in the advertising services industry to have at least two years of direct operations in the advertising industry outside of China. Since December 10, 2005, foreign investors have been allowed to directly own 100% of PRC companies operating an advertising business if the foreign entity has at least three years of direct operations in the advertising business outside of China or less than 100% if the foreign investor has at least two years of direct operations in the advertising industry outside of China.

(17)

If we, our existing or future PRC operating subsidiaries and operating affiliates or their ownership structure or the contractual arrangements are found to be in violation of any existing or future PRC laws or regulations, or our existing or future PRC operating subsidiaries or operating affiliates fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the State Administration for Industry and Commerce, or SAIC, which regulates advertising companies, and the Ministry of Commerce, which regulates foreign investments in China, would have broad discretion in dealing with such violations, including:

·	Imposing fines or other monetary penalties on our PRC subsidiaries or affiliates;
·	Revoking the business and operating licenses of our PRC subsidiaries;
·	Discontinuing or restricting our PRC subsidiaries’ and affiliates’ operations;
·	Imposing conditions or requirements with which we or our PRC subsidiaries may not be able to comply;
·	Requiring us or our PRC subsidiaries to restructure the relevant ownership structure or operations; or
·	Restricting or prohibiting our use of the proceeds of any offering or from other sources to finance our business and operations in China.

The imposition of any of these penalties could result in additional administrative and legal costs, less favorable business relationships or other regulatory burdens or otherwise materially and adversely affect our business.

Similarly, if our relationship with National AMP Group and China Co-op is terminated, we may not be able to operate at all within the Network. While we do not believe these relationships will be terminated in the near future, we rely heavily on these strategic partners and any use of their retail Networks will continue to be pursuant to the JV Agreement and the discretion of the PRC government.

We plan to use contractual arrangements with the Network locations to generate rental income for a portion of our China operations, and uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements and thus our ability to conduct our business.

Lease or sublease agreements in the PRC are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements.

We may rely principally on dividends and other distributions on equity paid by our WFOE operating subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our operating subsidiaries to pay dividends to us could have a material adverse effect on our ability to conduct our business, as a result your shares could lose value since we would no longer have access to the capital generated by our subsidiaries, if any.

We are a holding company, and we may rely principally on dividends and other distributions on equity paid by our operating subsidiaries for our cash requirements, including the funds necessary to service any debt we may incur. If any of our operating subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require us to adjust our taxable income in a manner that would materially and adversely affect our operating subsidiaries’ ability to pay dividends and other distributions to us. Furthermore, relevant PRC laws and regulations permit payments of dividends by our PRC operating subsidiaries only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations.

Under PRC laws and regulations, each of our PRC operating subsidiaries is also required to set aside a portion of its net income each year to fund specific reserve funds. These reserves are not distributable as cash dividends. In particular, subject to certain cumulative limits, the statutory general reserve fund requires annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends. Our operating subsidiaries will have to allocate annual after-tax profits to each of their respective reserve funds in compliance with these laws and regulations. Any limitation on the ability of our operating subsidiaries to receive distributions or pay dividends to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. A failure by our shareholders or beneficial owners who are PRC citizens or residents in China to comply with such regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which could adversely affect our business and financial condition.

(18)

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC operating subsidiaries resulting in the failure of our business and the loss of your investment.

As an offshore holding company of our PRC operating subsidiaries, we may make loans to our PRC subsidiaries and consolidated PRC affiliated entities, or we may make additional capital contributions to our WFOE operating subsidiaries. Any loans to our PRC subsidiaries or consolidated PRC affiliated entities are subject to PRC regulations and approvals. For example:

·	Loans by us to our foreign invested enterprises to finance their respective activities cannot exceed statutory limits and must be registered with the PRC State Administration of Foreign Exchange or its local counterpart; and
·	Loans by us in foreign exchange to our PRC operating affiliates and our PRC operating subsidiaries owned by our operating subsidiaries, which are domestic PRC enterprises, must be approved by the relevant government authorities and must also be registered with the PRC State Administration of Foreign Exchange or its local counterpart. In practice, it is very difficult if not impossible in most cases, to obtain the approval of or complete the registration regarding our loan to any PRC operating affiliate.

We may also determine to finance our PRC foreign invested enterprises by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we can obtain these government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our PRC operating affiliates and our PRC operating subsidiaries owned by our operating subsidiaries. If we fail to receive such registrations or approvals, our ability to capitalize our PRC operations would be negatively affected which would adversely and materially affect our liquidity and our ability to expand our business.

We may be deemed a PRC resident enterprise under the PRC Enterprise Income Tax Law and be subject to the PRC taxation on our worldwide income which could create losses or a significant reduction in our net income and a decrease in the value of your shares.

The newly enacted PRC Enterprise Income Tax Law, or the New Law, and the implementation regulations to the New Law issued by the PRC State Council, became effective as of January 1, 2008. The New Law provides that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” and are generally subject to the uniform 25% enterprise income tax rate as to their worldwide income. Under the implementation regulations for the New Law issued by the PRC State Council, “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and treasury, and acquisition and disposition of properties and other assets of an enterprise.

Further, on April 22, 2009, the State Administration of Tax (“SAT”) issued a Tax Circular, Guoshuifa [2009] No. 82 on Certain Issues regarding the Determination of Offshore Companies Controlled by PRC Companies as Resident Enterprises pursuant to “De Facto Management Bodies” Standard, or Circular 82, which took effect on January 1, 2008. According to Circular 82, any company established pursuant to laws and regulations other than PRC laws but that is controlled by companies or company groups within China shall be deemed as a resident enterprise for PRC tax purposes if all the following conditions are met: (i) the senior management in charge of the daily operation and management of the company is based within China or the premises where the senior management performs its duties are located within China; (ii) the financial matters (such as raising funds, financing or financial risk management) and human resources matters (such as appointment and dismissal of employees or their payrolls) are decided by companies or individuals within China or require approval from companies or individuals within China; (iii) primary property, books and accounts, company seals and board and shareholder meeting minutes are kept or placed within China; and (iv) 50% or more of the directors with voting rights or senior management habitually reside within China. According to this Circular 82, in determining the location of de facto management, “substance over form” principle should be followed. Although Circular 82 was issued to regulate the PRC tax resident judgment of companies established overseas and controlled by PRC companies, which is not applicable in our case, the criteria in Circular 82 should be used as a reference to the SAT’s view on this issue.

Most of our major board decisions, such as those relating to strategic planning, significant investments, raising funds and all matters related to capital market activities are made outside of the PRC. We are based in Hong Kong, however there is uncertainty regarding whether PRC tax authorities would deem us to be a PRC resident enterprise. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income, which would have an adverse effect on our effective tax rate and net income.

(19)

PRC regulations relating to offshore investment activities by PRC residents may increase our administrative burden and restrict our overseas and cross-border investment activity. A failure by us or our shareholders or beneficial owners who are PRC citizens or residents in China to comply with such regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities or subject us to liability under PRC laws, which could adversely affect our business and financial condition.

The PRC National Development and Reform Commission, or NDRC, and SAFE promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities and subsequent round trip investment into China. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under such SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. The SAFE regulations also impose obligations on onshore subsidiaries of the offshore special purpose company to coordinate with and supervise the beneficial owners of the offshore entity who are PRC residents to complete the SAFE registration process. If any PRC resident fails to comply with such SAFE regulations, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions, such as fines.

A failure to comply with PRC regulations regarding the registration of shares and share options held by our employees who are PRC citizens may subject such employees or us to fines and legal or administrative sanctions. As a result, we may be unable to operate and the value of your shares could decrease.

Pursuant to the Implementation Rules of the Administrative Measures on Individual Foreign Exchange, or the Individual Foreign Exchange Rules, promulgated on January 5, 2007 by SAFE and relevant guidance issued by SAFE in March 2007, PRC citizens who are granted shares or share options by an overseas-listed company according to its employee share option or share incentive plan are required, through the PRC subsidiaries of such overseas-listed company or other qualified PRC agents, to register with SAFE and complete certain other procedures related to the share option or other share incentive plan. In addition, the overseas listed company or its PRC subsidiaries or other qualified PRC agent is required to appoint an asset manager or administrator and a custodian bank, and open special foreign currency accounts to handle transactions relating to the share option or other share incentive plan. If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time-consuming. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

(20)

Risks Relating to the People’s Republic of China

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and limit our ability to effectively operate our business.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, under current PRC regulations, since December 10, 2005, foreign entities have been allowed to directly own 100% of a PRC advertising business if the foreign entity has at least three years of direct operations of an advertising business outside of China, or to directly own less than 100% of a PRC advertising business if the foreign entity has at least two years of direct operations of an advertising business outside of China. This may encourage foreign advertising companies with more experience, greater technological know-how and more extensive financial resources than we have to compete against us and limit the potential for our growth. Moreover, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of China’s economy which it believed to be overheating. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to you and us. As a result, we may be unable to adequately defend ourselves against certain claims made in China or you may be unable to file a legal claim against us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 32 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries is subject to PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our operating affiliates. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the advertising industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us, including our ability to enforce our agreements.

(21)

If tax benefits currently available to us in PRC were no longer available, our effective income tax rates for our PRC operations could increase. If our PRC tax rates increase we may be unable to operate or turn a profit and you may lose the entire value of your investment. .

The newly enacted New Law, and the implementation regulations to the New Law issued by the PRC State Council, became effective as of January 1, 2008. Under the New Law, China adopted a uniform tax rate of 25% for all enterprises (including domestically-owned enterprises and foreign-invested enterprises) and revoked the previous tax exemption, reduction and preferential treatments applicable to foreign-invested enterprises. There is a transition period for enterprises, whether foreign-invested or domestic, which received preferential tax treatments granted by relevant tax authorities prior to January 1, 2008. Enterprises that were subject to an enterprise income tax rate lower than 25% prior to January 1, 2008 may continue to enjoy the lower rate and gradually transition to the new tax rate within five years after the effective date of the New Law subject to relevant transaction rules. Enterprises that were entitled to exemptions or reductions from the standard income tax rate for a fixed term prior to January 1, 2008 may continue to enjoy such treatment until the fixed term expires. Preferential tax treatments may be granted to industries and projects that are strongly supported and encouraged by the state, and enterprises that qualify as “High and New Technology Enterprise” (“HNTE”) are entitled to a 15% enterprise income tax rate.

We cannot assure you that the tax authorities will not, in the future, discontinue any of our preferential tax treatments, potentially with retroactive effect. The discontinuation of our preferential tax treatments or the change of the applicable preferential tax rate could materially increase our tax obligations.

Dividends we receive from our operating subsidiaries located in the PRC may be subject to PRC withholding tax. As a result, we may be unable to receive income from our operations and our share price could drop significantly.

The New Law, and the implementation regulations for the New Law issued by the PRC State Council, became effective as of January 1, 2008. The New Law provides that a maximum income tax rate of 20% will be applicable to dividends payable to non-PRC investors that are “non-resident enterprises,” to the extent such dividends are derived from sources within the PRC, and the State Council has reduced such rate to 10% through the implementation regulations. Pursuant to the New Law, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

We are a Hong Kong holding company and substantially all of our income may be derived from dividends and royalty fees we receive from our operating subsidiaries located in the PRC. Thus, dividends paid to us by our operating subsidiaries in China are subject to the 10% withholding tax if we are considered as a “non-resident enterprise” under the New Law. If we are required under the New Law to pay income tax for any dividends we receive from our subsidiaries, it will materially and adversely affect the amount of dividends, if any, we may pay to our shareholders. Furthermore, the State Administration of Taxation promulgated the Notice on How to Understand and Determine the Beneficial Owners in Tax Agreement in October 2009, or Circular 601, which provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and tax arrangements with other countries or regions. According to Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. The conduit company normally refers to a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits. We cannot assure you that any dividends to be distributed by our operating subsidiaries to our non-PRC subsidiaries who are their respective overseas parent companies, will be entitled to the benefits under the relevant tax treaties or other similar tax arrangements.

(22)

Our PRC operating subsidiaries and operating affiliates may have engaged in business activities without the necessary registration with local authorities. This could subject us to fines or other penalties, which could negatively impact our revenues or interfere with our ability to operate our business.

According to relevant PRC laws, a company shall conduct business within its business scope and make supplementary registration with the relevant company registration authority if the company expands or changes its business operation. Furthermore, a company that sets up a branch to conduct an advertising business in a location where it is not registered must register with the local branch of the SAIC. As our business expands, some of our indirect operating subsidiaries or our operating affiliates may fail to register with the relevant local branch of SAIC for their expansion of business or for their branch offices in each of the cities where we operate and, as a result, we may be subject to administrative order for rectification and penalties for failing to register. These penalties may include fines, disgorgement of profits or revocation of business licenses of our operating subsidiaries or our operating affiliates, although we believe that, as a matter of practice, the authorities typically impose an extreme penalty only after repeated warnings are ignored or where a violation is blatant and continuous. Because of the discretionary nature of regulatory enforcements in the PRC, we cannot assure you that we will not be subject to these penalties as a result of violations of the requirement to register with the local branches of SAIC for our local branch offices or for our expansion of business, or that these penalties would not substantially inhibit our ability to operate our business.

A PRC rule on mergers and acquisitions may subject us to sanctions, fines and other penalties and affect our future business growth through acquisitions of complementary businesses.

On August 8, 2006, six PRC government and regulatory authorities, including the PRC Ministry of Commerce and the Chinese Securities Regulatory Commission, or the CSRC, promulgated a rule entitled “Provisions regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors,” or the New M&A Rule, which became effective on September 8, 2006 and was revised in 2009. The New M&A Rule, among other things, requires that an offshore special purpose vehicle, or SPV, formed for the listing purpose through acquisition of a PRC domestic entity and controlled by PRC residents should obtain approval from the CSRC prior to publicly listing its securities on an overseas stock market. Based on consultation with the International Department of the CSRC regarding its interpretation of the New M&A Rule, our PRC counsel, Global Law Office, advised us that the CSRC approval was not required for the listing of our shares. However, we cannot assure you that the relevant PRC government agency, including the Ministry of Commerce or other applicable departments of the CSRC, would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory body subsequently determines that the CSRC’s approval was, or will be, required for future offerings of our shares in the U.S., and we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from any offering, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our American Depositary Share - ADS.

The New M&A Rule also established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. Complying with the requirements of the New M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit the completion of such transactions, which could affect our ability to expand our business or maintain our market share.

(23)

Restrictions on currency exchange may limit our ability to utilize our revenues effectively. If we are not able to utilize our revenues we may be unable to execute our business plan or compete with other companies in the advertising services market.

Substantially all of our revenues and operating expenses are denominated in Renminbi. The Renminbi is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. We cannot assure you that the relevant PRC governmental authorities will not further limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect the ability of each of our operating subsidiaries to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us. It may also restrict our ability to remit amounts overseas including to our Hong Kong holding company. If we transfer amounts to overseas accounts, it may be deemed a dividend paid on profits which is subject to PRC taxation, which could affect the feasibility and efficiency of conducting actions overseas, such as issuing dividends to shareholders, conducting share repurchase programs or otherwise.

Fluctuations in exchange rates could result in foreign currency exchange losses. Such losses could negatively impact our financial statements and in turn negatively affect your shares.

Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005 the Renminbi is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China, against which it can rise or fall by as much as 1% each day. This change in policy has resulted in the gradual increase in the value of the Renminbi against the U.S. dollar over time. As of December 31, 2010, the Renminbi had appreciated approximately 20.3% against the U.S. dollar since July 21, 2005. On February 3, 2012, the Renminbi was valued against the U.S. dollar at approximately RMB 6.3 to the U.S. dollar. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

(24)

Our financial and operating performance may be adversely affected by epidemics, natural disasters and other catastrophes resulting in disruptions in our business and a loss of your investment.

From December 2002 to June 2003, China and other countries experienced an outbreak of a new and highly contagious form of atypical pneumonia now known as Severe Acute Respiratory Syndrome, or SARS. On July 5, 2003, the World Health Organization declared that the SARS outbreak had been contained. Since September 2003, however, a number of isolated new cases of SARS have been reported, most recently in central China in April 2004. During May and June of 2003, many businesses in China were closed by the PRC government to prevent transmission of SARS. In addition, many countries, including China, have encountered incidents of the H5N1 strain of bird flu, or avian flu. This disease, which is spread through poultry populations, is capable in some circumstances of being transmitted to humans and is often fatal. In April 2009, an outbreak of the H1N1 virus, also commonly referred to as “swine flu”, occurred in Mexico and spread to other countries. Cases of swine flu were reported in Hong Kong and mainland China. A new outbreak of SARS or an outbreak of avian or swine flu may result in health or other government authorities requiring the closure of our offices or other businesses, including office buildings, retail stores and other commercial venues, which comprise the primary locations where we provide our out-of-home digital and poster frame advertising services. Any recurrence of the SARS outbreak, an outbreak of avian or swine flu or a development of a similar health hazard in China, may deter people from congregating in public places, including a range of commercial locations such as office buildings and retail stores. Such occurrences would severely impact the value of our LCD display and poster frame networks to advertisers, significantly reduce the advertising time purchased by advertisers and severely disrupt our business and operations. In addition, losses caused by epidemics, natural disasters and other catastrophes, including earthquakes or typhoons, are either uninsurable or too expensive to justify insuring against in China.

Similarly, war, including the potential of war, terrorist activity, threats of terrorist activity, social unrest and heightened travel security measures instituted in response, travel-related accidents, as well as geopolitical uncertainty and international conflict, will affect travel and may in turn have a material adverse effect on our business and results of operations. In addition, we may not be adequately prepared in contingency planning or recovery capability in relation to a major incident or crisis, and as a result, our operational continuity may be adversely and materially affected and our reputation may be harmed.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations. Any such adverse effects could negatively impact the value of your stock.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial and other purposes.  As of the date of this Current Report, we had 11 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities.  We would also need to continue to expand, train and manage our employee base.  Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees.  For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls.  Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.  We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

(25)

New labor law in the PRC may adversely affect our results of operations because they could negatively impact our ability to operate efficiently in China. Disruptions or inefficiencies caused by the new labor law could negatively impact the value of your stock.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law.  The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce.  Further, it may require certain terminations to be based upon seniority and not merit.  In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences resulting in significant losses, disruption to our operations or even a complete failure of the company. As a result you could lose your entire investment.

As our ultimate holding company is a U.S. corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  Although we specifically forbid our employees from engaging in such corrupt practices, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including federal securities laws or other foreign laws against us or our management so you may be unable to ever file a claim against us or receive an enforceable judgment.

All of our current business operations are conducted in the PRC.   Moreover, our directors and officers are nationals and residents of the PRC or Hong Kong.  All the assets of these persons are located outside the United States and in the PRC or Hong Kong. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC and Hong Kong upon these persons.  In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

(26)

Risks Relating to Investment in Our Securities

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, or Rule 144, subject to certain limitations.  In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities.  Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected causing the value of your stock to significantly drop.

We are a public company and our internal controls will be essential to the integrity of our business and financial results. Our public reporting obligations may place a strain on our management, operational and financial resources and systems. If we encounter difficulties in improving our internal controls and management information systems, we may incur additional costs and management time in meeting our improvement goals. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

We do not have an Audit Committee nor do we have adequate Disclosure Controls and Procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) so we may be unable to operate effectively as a public company and as a result our stock could trade at a significantly lower price.

Currently we do not have the resources to hire professionals with extensive financial and accounting experience. Although we hope to form an audit committee soon, there is no guaranty that we will be able to find talented individuals with the necessary experience for such a position. Even if we are able to locate experienced financial professionals to assist us as members of our audit committee, it is unlikely that we will be able to pay them the compensation needed to retain them in such a role. Currently none of our Officers or Directors have U.S. accredited professional background in finance or accounting, and we do not have an audit committee financial expert on our board of directors to evaluate the effectiveness of the Company's disclosure controls and procedures. Unless CAMG receives additional funding we will be unable to remedy the weakness of our internal controls and we may be unable to form an audit committee now or in the future. As a result, your stock may trade at a lower multiple when compared to companies that have a full audit committee. In addition, without the benefit of an audit committee review, we may be unable to spot weaknesses in our financial statements or prevent certain errors. Your stock could become substantially less valuable as a result, and to the extent that errors occur you may lose all or a portion of your investment.

(27)

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses that could negatively impact our financial statements and the price of your stock.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley Act (“SOX”) and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team must invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We do not foresee paying cash dividends in the near future and as a result you will not receive any dividend yield from holding our securities.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

We may need to issue more stock, which could dilute your stock and negatively impact the value of your investment.

If we do not have enough capital to meet future capital requirements, we may need to conduct additional capital-raising in order to continue operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments. Accordingly, if we issue additional stock, it could reduce the value of your stock.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. As a result you may be unable to exit your position and you may lose all or a portion of your investment.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Our common shares have historically been sporadically or "thinly-traded" on the over-the-counter markets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

(28)

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.

The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment since all of revenues are derived from related party in 2012 and future market acceptance for our current and potential products is uncertain. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed herein. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Penny stock markets have been prone to abuse in recent years. Such abuse represents an increased risk for you not only because only because our shares may be subject to higher risk of abuse and manipulation but also because our shares will trade at a lower valuation than securities traded on more reputable stock exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price and lower our valuation.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

(29)

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Because substantially all of our operations are conducted in China and substantially all of our revenues are generated in China, our revenue being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China.  Under the current unified floating exchange rate system, the People’s Bank of China (“PBOC”) publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIE’s, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits into foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investments, loans and securities investments, is subject, however, to more stringent controls.

Our operating subsidiaries are FIEs to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

(30)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our office space in Hebei Province, PRC, under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

We believe that our existing facilities are well maintained, in good operating condition and sufficient to support growth of the business. As we continue to analyze our business we will re-evaluate our facility needs which could include relocation.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. (REMOVED AND RESERVED)

(31)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock currently trades over-the-counter on the OTC Bulletin Board under the designation CAMG. However, to date there has been very limited trading for our common stock. The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2012 price range per share	$1.01-3.99	$3.99-4.00	$2.00-4.00	$0.05-0.05
2011 price range per share	$0.11-7.65	$2.10-7.65	$0.165-2.10	$0.615-0.615

General

We are authorized to issue 90,000,000 shares of our common stock, par value $.001 per share and 10,000,000 shares of our preferred stock, par value $.001 per share.

Common Stock

As of April 15, 2013, there were 25,075,000 shares of our common stock issued and outstanding, which were held of record by approximately 355 shareholders.

Holders of Our Common Stock

The holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voting for the election of directors can elect all of the directors then up for election. The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of our common stock, as such, have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the common stock.

(32)

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock. Shares of our preferred stock may be issued from time to time in one or more classes or series, each of which class or series shall have such distinctive designation or title as shall be fixed by the board of directors prior to the issuance any shares thereof. The voting powers, designations, preferences, and relative, participating, optional, or other rights, if any, and the qualifications, limitations, or restrictions, if any, of the preferred stock, in one or more series, shall be as follows:

Series A Preferred Stock. The Corporation is authorized to issue up to ten million (10,000,000) shares of Preferred Stock, which are hereby designated as “Series A Preferred Stock” with the following rights, preferences, privileges and restrictions, qualifications and limitations. As of December 31, 2012, there were 1,000,000 shares of preferred stock issued and outstanding.

Voting Rights.  On any matter presented to the common stockholders of the Corporation for their action or consideration at any meeting of stockholders of the Corporation (or by written consent of stockholders in lieu of meeting), notice shall be presented to the holders of the Series A Preferred Stock, and each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast 100 votes for each share of Series A Preferred Stock held.  Except as provided by law or by the other provisions of this Certificate, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Series A Preferred Stock Protective Provisions.   In addition to any other rights provided by law, at any time any shares of Series A Preferred Stock are outstanding, as a legal party in interest, the Corporation, through action directly initiated by the Corporation’s Board of Directors or indirectly initiated by the Corporation’s Board of Directors through judicial action or process, including any action by common shareholders, shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, take any of the following actions without first obtaining the affirmative written consent of 51% of the Series A Holders:

a.	Amend, alter or repeal any provision of the Articles of Incorporation, this Certificate or Bylaws of the Corporation in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock in any respect;

b.	Declare or pay any dividends or make any distributions to any holder(s) of Common Stock or other equity security of the Corporation or purchase or otherwise acquire for value, directly or indirectly, any Common Stock or other equity security of the Corporation;

c.	Sell, transfer or otherwise dispose of any properties, assets and rights including, without limitation, its intellectual property;

d.	Create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to dividends, the distribution of assets on the liquidation, dissolution or winding up of the Corporation, the accrual of payment of dividends and rights of redemption, or increase the authorized number of shares of Series A Preferred Stock or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Corporation, or the payment of dividends and rights of redemption;

e.	(i) Reclassify, alter or amend any existing security of the Corporation that is pari passu with the Series A Preferred Stock in respect of the distribution of assets on the liquidation, dissolution or winding up of the Corporation, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the Series A Preferred Stock in respect of any such right, preference or privilege, or (ii) reclassify, alter or amend any existing security of the Corporation that is junior to the Series A Preferred Stock in respect of the distribution of assets on the liquidation, dissolution or winding up of the Corporation, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to or pari passu with the Series A Preferred Stock in respect of any such right, preference or privilege;

f.	Purchase or redeem (or permit any subsidiaries to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Corporation other than (i) redemptions of or dividends or distributions on the Series A Preferred Stock as expressly authorized herein, (ii) dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock or (iii) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Corporation or any subsidiaries in connection with the cessation of such employment or service at the lower of the original purchase price or the then-current fair market value thereof;

g.	Create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiaries to take any such action with respect to any debt security, if the aggregate indebtedness of the Corporation and its subsidiaries for borrowed money following such action would exceed $500,000 other than equipment leases or bank warehouse lines of credit, unless such debt security has received the prior approval of the Board of Directors; provided, however, that the Corporation may incur up to an aggregate of $3,000,000 for a non-equity linked, non-convertible unsecured debt financing;

h.	Create, or hold capital stock in, any subsidiaries that is not wholly owned (either directly or through one or more other subsidiaries) by the Corporation, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiaries of the Corporation, or permit any direct or indirect subsidiaries to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiaries; and

i.	Initiate any action with a regulatory, governmental, administrative, judicial entity or individual in an attempt to abrogate or diminish in any way the rights, preferences and privileges of these Series A Preferred Stock.

Transfer Agent.  So long as any shares of Series A Preferred Stock remain outstanding, the Corporation shall not change transfer agents without the express written consent of 100% of the Series A Holders.

Redemption.  The Series A Preferred Stock shall not be redeemable by the Corporation.

Re-issuance.  No share or shares of Series A Preferred Stock acquired by the Corporation by reason of conversion, redemption or otherwise shall be reissued as Series A Preferred Stock, and all such shares thereafter shall be returned to the Corporation’s treasury under the status of undesignated and un-issued shares of Preferred Stock of the Corporation.

(33)

Dividends

Since we have been a public company, we have not paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Stock Warrants Grants

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through an thirty party escrow account, the Company is not the beneficiary of the escrow account. Since the company has not received the warrants proceeds, , the Company recorded subscription receivable in amount of $2,662,680 to the accompanying consolidated balance sheets.

During April 2013, our board of directors has advised our attorney to amend the investors’ warrants to be refunded in the event that the warrants are not exercised on or before expiration. Accordingly, the transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

Registration Rights

Angela Ross and Danzig Ltd. have "Piggyback Registration Rights" on a total of 800,000 shares of common stock. They were granted the right to "piggyback" the shares of their common stock on each registration statement filed by the Company and/or its successors or assigns so long as the registration form to be used is suitable for the registration of the shares. The Company will provide at least fifteen (15) days written notice of the intended filing date of any registration statement and each shareholder shall have ten (10) days after receipt of such notice to notify the Company of its intent to include their shares in the registration statement. The Company shall keep any registration statement onto which any shareholder has "piggybacked" its shares current and effective for a period of up to two (2) years from the date on which the shareholder is first entitled to sell the total number of its shares registered there under. Such securities will cease to have Piggyback Registration rights when (a) they have been effectively registered under the 1933 Act and disposed of in accordance with the registration statement covering them, (b) they have been sold, or may be sold without volume restrictions pursuant to Rule 144(b)(1) promulgated by the SEC under the 1933 Act, or (c) they have been otherwise transferred and new certificates for them not bearing a restrictive legend have been issued by the Company and the Company shall not have “stop transfer” instructions against them.

Securities authorized for issuance under equity compensation plans

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

(34)

Penny Stock Regulations

Our shares of common stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Simultaneously upon completion of the exchange between the Company and CAMG, the Company issued 1,607,853 shares of Common Stock to the Company’s prior management and an advisor for services previously rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.05 per share.  Accordingly, the Company calculated the stock based compensation of $80,393 at its fair value.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc., located at 7951 SW 6th Street, Suite 216, Plantation, FL 33324. There website is www.guardianstocktransfer.net.

(35)

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1), the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of the Form 10-K contain forward looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

(36)

Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes.  We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.  Some of our accounting policies require higher degrees of judgment than others in their application.  We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

In accordance with ASC 605-10-S99-1 for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Currently, our revenues are all generated from a related party.

(a) Advertising revenues

The Company set up its own media network by installing LCD displays in retail stores managed by a related party and provides air time for the clients’ advertisement through the network. Revenue is recognized when the air time is used by the clients.

(b) Services revenues

Service revenue is primarily derived from acting as an agent in fertilizer trading. The Company serves primarily as a trading agent for this related party during the transactions. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers.

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipments for advertising and broadcasting are included in cost of revenues.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

(37)

Results of Operations

Revenues - Related Party

We had revenue of $3,978,756 for year ended December 31, 2012, of which $3,963,860 from the sales of air time for the clients’ advertisement through the LCD display network. We currently gained all our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $.42 per second for the air time they used for their advertisement.

Starting from December of 2012, we served as a trading agent for Hebei AMP during the fertilizer trading. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers. The revenue from this section was $14,896 for the year ended December 31, 2012. We expect our revenues from fertilizer trading to increase during 2013 as our moves toward implementing our business plan, including direct contracts with fertilizer manufacturers and whole sellers, instead of agent services.

Cost of Revenues

Cost of revenues recorded at $142,652 for the year ended December 31, 2012. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipments for advertising and broadcasting were included in cost of revenues, which were $9,729 for the year ended December 31, 2012.

Net Income

We had net income of $2,485,738 for the year ended December 31, 2012, compared to net loss of $114,197 in the year of 2011. The net income during the year of 2012 was due to sufficient gross profit to cover our operating expenses. The net loss in 2011 was primarily attributable to expenses incurred for daily operations since no revenues gained during the year.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

General and Administrative Expenses

We had general and administrative expenses of $497,435 and $114,197 for the years ended December 31, 2012 and 2011, respectively. The expenses in 2012 were mainly composed of the expense of advertising recruitment, travelling expenses and expenses related to expansion of its network. It also included $80,393 resulting from the issuance of 1,607,853 shares of common stock at closing of the exchange between the Company and CAM Group to the Company’s prior management and an advisor for services previously rendered. The fair value of this stock issuance was determined by the fair value of the Company’s Common Stock on the grant date, at a price of approximately $.05 per share.

(38)

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the Year
	Ended December 31,
	2012*	2011*
	(Consolidated)	(Consolidated)
Net cash provided by/(used in) operating activities	$608,681	$(79,098)
Net cash (used in) investing activities	$(164,564)	$(67,768)
Net cash provided by financing activities	$788,538	$152,693

Net increase (decrease) in cash and equivalents	$1,244,532	$4,141
Cash and cash equivalents, beginning of period	$4,141	$0
Cash and cash equivalents, end of period	$1,248,673	$4,141

 * The above financial data have been derived from our audited consolidated financial statements for the twelve months ended December 31, 2012 and from Inception (March 30, 2011) to December 31, 2011.

Cash flows provided by operating activities were $608,681 for the year ended December 31, 2012, compared to cash flow of $79,098 used in operating activities for the year ended December 31, 2011. Positive cash flows from operations in 2012 were due primarily to the net income of $2,485,738, the increase in taxes payable in amount of $699,563, plus the non-cash stock compensation expense of $80,393, offset by advance to suppliers in amount of $2,701,831 pursuant to fertilizer contracts. Negative cash flow from operations in 2011 was due primarily to the net loss in the year.

Cash flows used in investing activities were $164,564 during the year ended December 31, 2012 due to purchase of LCD display for advertising business. Comparatively, cash flows of $67,768 used in investing activities during the year ended December 31, 2011 was due to prepayments and deposits on capital expenditures.

Cash flows provided by financing activities were $788,538 and $152,693 during the year ended December 31, 2012 and 2011, respectively. Positive cash flows from financing activities in 2012 was due primarily to proceeds of $24,779 from related parties loan, and $700,595 from the shareholder loan, both of which bears zero interest and due on demand, and capital contribution from non controlling interest in amount of $63,164. In addition, the Company had proceeds of $300,000 from sales of stock at a price of $4.00 to our chairman. Since the total proceeds of $300,000 were held in escrow, there were no effects on cash flow from financing activities. Comparatively, positive cash flows from financing activities in 2011 was due primarily capital contribution in amount of $152,693.

(39)

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds after the year of 2012 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through December 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $1,548,673 on hand as of December 31, 2012, of which $300,000 was restricted until all the Certificates of common stock have been printed out and distributed to the investors. Currently, we have enough cash to fund our operations for the next 6 months. This is based on current positive cash flows from operation and working capital surplus. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Off-balance sheet arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements.  We also have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.  In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as shareholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

(40)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $32,201 in fiscal 2012. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

December 31, 2012
Period ended RMB:US$1 exchange rate	6.2313

	For the year ended December 31, 2012	For the year ended December 31, 2011

Period average RMB:US$1 exchange rate	6.3105	6.3939

(41)

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

China Agriculture Media Group Co., Limited

We have audited the accompanying consolidated balance sheets of China Agriculture Media Group Co., Limited (a development stage enterprise) and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the period from March 30, 2011 (inception) through December 31, 2011 (the “Period”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the Period in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2, the Company has had recurring operating losses since its inception and is dependent on raising capital from shareholders or external sources in order to fund its operations.

/s/ Marcum Bernstein & Pinchuk llp

New York, NY

April 4, 2012

(42)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CAM Group, Inc.

151 Shengli Avenue North, Jixing Building, Shijiazhuang

Hebei Province, P.R China

We have audited the accompanying consolidated balance sheets of CAM Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 15, 2013

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA

(43)

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Current Assets

Cash and cash equivalent	$1,248,673	$4,141
Cash and cash equivalent - restricted	300,000	—
Advance to suppliers	2,803,593	—
Prepayment and deposits	1,095	67,768
Other receivable	4,012	—
Total Current Assets	4,357,373	71,909

Plant and Equipment, Net	156,926	—

Total Assets	$4,514,299	$71,909

Liabilities
Accounts payables and accrued expenses	$42,521	$—
Due to shareholders	709,497	—
Due to related parties	57,696	32,242
Other payables	—	2,858
Income Tax Payable	708,453	—
Total Liabilities	1,518,167	35,100

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,000	1,000
Common stock, $.001 par value, 90,000,000 shares authorized, 25,075,000 and 22,500,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	25,075	22,500
Additional paid-in capital	3,169,690	129,192
Subscription receivable	(2,662,680)	—
Accumulated other comprehensive income	28,753	(1,482)
Retained earnings (deficits)	2,385,376	(100,362)
Total equity	2,947,214	50,848

Non-controlling interest	48,918	(14,039)

Total Liabilities and Equity	$4,514,299	$71,909

The accompanying notes are an integral part of these consolidated financial statements

(44)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Year Ended December 31, 2012 And
For The Period From March 30, 2011 (Inception) Through December 31, 2011

		For the Period Ended
	For the year ended	March 30, 2011 (Inception)
	December 31, 2012	to December 31, 2011

Revenue - related party	$3,963,860	$—
Revenue - other, related party	14,896	—
Total Revenues	3,978,756	—
Cost of revenue	142,652	—
Gross profit	3,836,104	—

Operating expenses:
Selling, General & administrative expenses	497,435	114,197
Advertising expenses	107,516	—
Total operating expenses	604,951	114,197

Operating income	3,231,153	(114,197)

Other income (expenses)
Loss from currency exchange	(45,852)	—
Total other income (expenses)	(45,852)	—

Income before income tax	3,185,301	(114,197)

Income tax expense	699,563	—

Net income	2,485,738	(114,197)
Less: Net income attributable to noncontrolling interests	—	(13,835)
Net income attributable to CAM Group common shareholders	2,485,738	(100,362)

Net income per share:
Basic	$0.10	$(0.01)
Diluted	$0.02	**

Weighted average number of shares
Basic	24,304,726	22,500,000
Diluted	124,304,726	122,500,000

Comprehensive income:
Net income	$2,485,738	$(114,197)
Foreign currency translation adjustment	30,235	(1,686)
Comprehensive income:	2,515,973	(115,883)
Comprehensive income attributable to noncontrolling interests	605	(14,039)
Comprehensive income attributable to CAM Group	$2,515,368	$(101,844)

** less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(45)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Year Ended December 31, 2012 And
For The Period From March 30, 2011 (Inception) Through December 31, 2011

		For the Period Ended
	For the year ended	March 30, 2011 (Inception)
	December 31, 2012	to December 31, 2011
Cash flows from operating activities:
Net income (loss)	$2,485,738	$(114,197)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	9,607	—
Stock based compensation	80,393	—
Changes in operating assets and liabilities:
Advanced to suppliers	(2,701,831)	—
Other receivable	(3,962)	—
Accounts payable and accrued expenses	42,025
Due to related parties	—	32,242
Other payables	(2,852)	2,857
Taxes Payable	699,563	—
Net cash provided by operating activities	608,681	(79,098)

Cash flows from investing activities:
Purchase of property and equipment	(164,564)	—
Prepayments and deposits on capital expenditures	—	(67,768)
Net cash used in investing activities	(164,564)	(67,768)

Cash flows from financing activities:
Capital contribution	63,164	152,693
Proceeds from shareholder loan payable	700,595	—
Proceeds from related party loan payable	24,779	—
Changes in restricted cash	(300,000)	—
Proceeds from stock issuance - restricted cash	300,000	—
Net cash provided by financing activities	788,538	152,693

Effect of changes in exchange rate	11,877	(1,686)

Net increase/(decrease) in cash and cash equivalents	1,244,532	4,141

Cash and cash equivalents at the beginning of the year	4,141	—

Cash and cash equivalents at the end of the year	$1,248,673	$4,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(46)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficits
For The Year Ended December 31, 2012 And
For The Period From March 30, 2011 (Inception) Through December 31, 2011

	Preferred shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Other Comprehensive income	Accumulated deficits	Total
Balance, March 30, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-	$-

Incorporations	1,000,000	$1,000	22,500,000	$22,500	$129,192		—	—	$152,692

Net income			—	—			—	(100,362)	$(100,362)

Foreign currency translation adjustments			—	—	—		(1,482)		$(1,482)

Balance at December 31, 2011	1,000,000	$1,000	22,500,000	$22,500	$129,192	$—	$(1,482)	$(100,362)	$50,848

Reorganization due to recapitalization			3,392,147	3,392	(3,392)		—	—	—
Shares cancelled in recapitalization			(2,500,000)	(2,500)	2,500				—
Shares issued for consulting service			1,607,853	1,608	78,785				80,393
Shares issued for cash purchase			75,000	75	299,925				300,000
Warrants issued for cash purchase					2,662,680	(2,662,680)			—
Non controlling interest contribution									—
Net income			—					2,485,738	2,485,738
Foreign currency translation adjustments			—				30,235		30,235

Balance at December 31, 2012	1,000,000	$1,000	25,075,000	$25,075	$3,169,690	$(2,662,680)	$28,753	$2,385,376	$2,947,214

See accompanying notes to consolidated financial statements

(47)

CAM GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE year ENDED December 31, 2012 and

for the period from march 30, 2011 (inception) through december 31, 2011

(Expressed in USD)

1. ORGANIZATION AND BUSINESS BACKGROUND

CAM Group Inc. (the “Company” or “CAMG”) was originally incorporated as Savannah River Technologies, Inc. under the laws of the State of South Carolina on March 2, 1995. On July 20, 2007, the Company formed a corporation pursuant to the laws of the State of Nevada having a par value of $0.001 for both the preferred and common stock. On August 11, 2007, the stockholders of the Company approved a change of corporate domicile which resulted in the dissolution of the South Carolina Corporation and the Company became domiciled in the State of Nevada. On September 13, 2012, the Company changed its name to CAM Group Inc. to more accurately reflect its business after a stock exchange transaction with CAM Group set forth below.

On April 17, 2012, CAMG completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 98% equity interest in China Agriculture Media (Hebei) Co. Ltd. (the “CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a Chinese domestic enterprise.

The stock exchange transaction involved two simultaneous transactions:

CAMG issued to CAM Group Shareholders an amount equal to 22,500,000 new investment shares of Common Stock of CAMG and 1,000,000 shares of CAMG super-voting Preferred Stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of CAM Group from CAM Group Shareholders.

CAMG issued 1,607,853 shares of Common Stock to CAMG prior management and an advisor for services previously rendered. Simultaneously, Angela Ross, the former Chief Executive Officer of CAMG, returned 2,500,000 shares of Common stock to the CAMG treasury for immediate cancelation.

Upon completion of the exchange, CAM Group and its subsidiaries became subsidiaries of CAMG and the former owners of CAM Group then owned a ‘controlling interest’ in CAMG representing 98% of the voting shares of CAMG and 90% of the issued and outstanding shares of Common Stock.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CAMG whereby CAM Group is deemed to be the accounting acquirer (legal acquiree) and CAMG to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of CAM Group and its subsidiaries, with the assets and liabilities, and revenues and expenses, of CAMG being included effective from the date of stock exchange transaction.  CAMG is deemed to be a continuation of the business of CAM Group and its subsidiaries.  Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

CAMG, CAM Group, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

(48)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries CAM Group, CAM HK and CAM Hebei All inter-company balances and transactions have been eliminated in consolidation

Use of Estimates

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

Prepayments and deposits

Prepayments and deposits represent the prepayment for the purchase of LCD displays. The amounts are carried at cost and will be transferred into the cost of the equipment when they are ready for their intended use. As of December 31, 2012, all the prepayment related to LCD displays purchase was transferred into the cost of the equipments and depreciated over 5 years when the LCD displays were ready for their intended use.

Fixed Assets

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

(49)

Revenue Recognition

In accordance with ASC 605-10-S99-1 for revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Currently, our revenues are all generated from a related party.

(a) Advertising revenues

The Company set up its own media network by installing LCD displays in retail stores managed by a related party and provides air time for the clients’ advertisement through the network. Revenue is recognized when the air time is used by the clients.

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with our related party, major shareholder (see Note 8(a)), pursuant to which the related party agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.40), starting from June 2012. During the year of 2012, the Company generated all its advertising revenues from the related party in amount of $3,963,860.

(b) Services revenues

Service revenue is primarily derived from acting as an agent in fertilizer trading. The Company serves primarily as a trading agent for this related party during the transactions. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers.

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipments for advertising and broadcasting are included in cost of revenues.

Advertising expenses

Advertising costs are expensed as incurred. The Company had $107,516 and $0 advertising costs for the year ended December 31, 2012 and from inception March 30,2011 to December 31, 2011.

Shipping and handling cots

All shipping and handling costs are included in cost of sales. The Company had no freight outexpense during the period presented.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2010, 2011 and 2012 are open for tax examination by taxing authority.

The Company conducts major businesses in the PRC and Hong Kong and is subject to tax liabilities in these two jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities. As of December 31, 2012, the Company had no outstanding tax due with its tax authority in the PRC, and provisions for profit taxes due with its tax authority in Hong Kong were accrued.

(50)

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

Non-Controlling Interests

Non-Controlling interest represents the 2% equity interest of CAM Hebei held by Hebei Agricultural Means of Production Co. Ltd (“Hebei AMP”), through its wholly-owned subsidiary, as of December 31, 2012.

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

Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of comprehensive income.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

December 31, 2012
Period ended RMB:US$1 exchange rate	6.2313

	For the year ended December 31, 2012	For the year ended December 31, 2011

Period average RMB:US$1 exchange rate	6.3105	6.3939

(51)

Basic and diluted earnings per share

The Company reports earnings per share in accordance with FASB ASC 260 “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding.

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if-converted method for convertible instruments when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.

The 22,500,000 common shares and 1,000,000 preferred shares issued to CAM HK former shareholders as a result of the reverse merger described in Note 1 are assumed to have been outstanding since the beginning of the earliest period presented. The shares issued to acquire the shell company and for the advisory services provided described in Note 1 are included from their date of issuance on April 17, 2012, on a weighted average basis.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 8 in the financial statements.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(52)

3. CASH AND CASH EQUIVALENTS

As of December 31, 2012, the cash balance was $1,248,673, of which $962,952 was held in major financial institutions located in Hong Kong, and $284,343 was held in major financial institutions located in the PRC and $1,378 cash in PRC

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

4. CASH AND CASH EQUIVALENTS - RESTRICTED

As of December 31, 2012, the Company had a restricted cash balance of $300,000 held in an escrow account in connection with the sales of common stock during the third quarter of 2012, see Note 10.

5. ADVANCE TO SUPPLIERS

As of December 31, 2012, the Company had an advance to suppliers in the amount of $2,803,593, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer.

6. PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of payments to manufacturers for the purchase of 300 LCD displays, which will be used to build the advertising network in the Hebei province. The 300 LCD displays were delivered to the stores during the third quarter of 2012. Accordingly, the amounts are classified as fixed assets and are being depreciated over their five-year useful life during 2012.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	December 31, 2012	December 31, 2011
Cost:
Computer equipment and software	$5,334	$0
Advertising equipment	161,321	0
Total	166,655	0
Accumulated depreciation	(9,729)	(0)
Net	$156,926	$0

During the year ended December 31, 2012, the Company had depreciation expenses of $9,729 included in cost of revenues.

(53)

8. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun, Chairman of the Company is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, General Manager, Director of the Company is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stocks as a trustee holding the shares for Heibi AMP.

As of December 31, 2012, the balance due to Hebei AMP was $57,696.

Advertising Revenues

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.40), starting from June 2012. During the year of 2012, the Company generated all its advertising revenues from Hebei AMP in amount of $3,963,860.

Fertilizer Agreements

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China.

Pursuant to the terms of the Agreements, the fertilizer in total amount of 4,700 tons shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $1,700,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions. Accordingly, the Company recognized services revenues from related party in amount of $14,896 during the year of 2012.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. During the year of 2012, the expenses paid by PMI were $592,350, which was recorded as due to shareholder in the balance sheet as of December 31, 2012.

(c) Due to shareholder

In addition, the Company had outstanding balances of $117,147 due to the Company’s President as of December 31, 2012. The funds borrowed from the Company’s President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company and due on demand.

9. CAPITAL STRUCTURE

As of December 31, 2012, the Company is authorized to issue 90,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share. As of December 31, 2012, there were 1,000,000 shares of preferred stock and 25,075,000 shares of common stock issued and outstanding.

On September 11, 2012, the Company received an approval from the Chinese authority in connection with the increase in registered capital of CAM Hebei to RMB 20,000,000 (approximately USD$3,200,000), of which CAM HK invests RMB 19,600,000 (approximately USD$3,136,000) and Hebei Agricultural Means of Production Co. Ltd keeps the original investment amount unchanged. CAM HK completed its portion in investment by the end of 2012.

(54)

10.  CAPITAL TRANSACTIONS

Upon completion of the exchange between the Company and CAM Group, the Company issued to CAM Group Shareholders an amount equal to 22,500,000 new investment shares of Common Stock of the Company and 1,000,000 shares of the Company’s super-voting Preferred Stock in exchange for one hundred percent (100%) of the issued and outstanding share capital of CAM Group from CAM Group Shareholders.

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through an thirty party escrow account, the Company is not the beneficiary of the escrow account. Since the company has not received the warrants proceeds, , the Company recorded subscription receivable in amount of $2,662,680 to the accompanying consolidated balance sheets.

During April 2013, our board of directors has advised our attorney to amend the investors’ warrants to be refunded in the event that the warrants are not exercised on or before expiration. Accordingly, the transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

The warrants will expire on June 28, 2013 with exercise price of $2.80, the fair value of which was $3,417,368 based on pricing model with the volatility of 0.34.

During the third quarter of 2012, the Company issued 75,000 shares at a price of $4.00 per share to 170 accredited investors for total proceeds of $300,000, which was held in an escrow account until all the Certificates of common stock have been printed out and distributed to the investors. The transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contract for revenues generation, and positive shareholder equity at the time entering the subscription agreements.

11. STOCK BASED COMPENSATION

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

12. INCOME TAXES

United States

The Company was incorporated in the United States of America and is subject to U.S. tax. No provisions for income taxes have been made as the Company has no taxable income for the years presented.

Hong Kong

The Company’s subsidiary in Hong Kong, CAM HK, is subject to Hong Kong profit tax. Provisions for profit taxes have been accrued.

PRC

The Company’s subsidiary, CAM Hebei, is subject to PRC enterprises income tax at the applicable tax rates on the taxable income as reported in its Chinese statutory accounts in accordance with the relevant enterprises income tax laws applicable to domestic enterprises.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2012 and 2011, respectively. There are no net operating loss carry forwards at December 31, 2012.

The effective income tax expenses for the years ended December 31, 2012 and 2011 are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011

Current taxes	$699,563	$0
Deferred taxes	0	0
	$699,563	$0

(55)

13. CONCENTRATION AND RISK

For the years ended December 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 8(a)) located in the PRC.

14. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2013	$ 9,677
2014	$ 4,838
Total	$ 14,515

15. SEGMENTS

The Company determined that it do not operate in any material, separately reportable operating segments as of December 31, 2012 and 2011.

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 through the date these consolidated financial statements were issued. The followings are the Company’s subsequent events:

On January 16, 2013, the Board of Directors approved the issuance of 200,000 shares at its fair value to a consultant for financial advisory and marketing services. The 200,000 shares have not been issued as of the date of the report.

On January 16, 2013, the Board of Directors approved the issuance of 220,000 shares at its fair value for professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The 220,000 shares have not been issued as of the date of the report.

On April 15, 2003, the Board of Directors approved an amendment to its Warrant Agreements, dated June 28, 2012, pursuant to which the proceeds from the Warrant Offering at the price of $1.20 per warrant will be refunded in the event that the warrants are not exercised on or before June 28, 2013.

(56)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2012, the client auditor relationship between the Company and Marcum Bernstein & Pinchuk LLP (“MarcumBP”) was terminated when MarcumBP was dismissed as the Company’s independent registered accounting firm and replaced by Anderson Bradshaw PLLC. Effective September 13, 2012, the Company engaged Anderson Bradshaw PLLC as its principal independent public accountant. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors on September 13, 2012.

MarcumBP's  report on the consolidated balance sheets of China Agriculture Media Group Co., Limited (a development stage enterprise) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the period from March 30, 2011 (inception) through December 31, 2011, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than the inclusion of an explanatory paragraph discussing the Company’s ability to continue as a going concern.

During the quarter ended June 30, 2012, there were no disagreements between MarcumBP and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MarcumBP would have caused MarcumBP to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On August 20, 2012, the Company filed their Quarterly Report on Form 10-Q and accompanying financial statements and footnotes prior to MarcumBP completing the Company’s SAS 100 review. The filing of the 10-Q occurred as a result of a miscommunication between the Company and MarcumBP stemming from misinterpreted and poorly translated correspondence.

As a result of the delay in this review process, the Company has decided to terminate its relationship with MarcumBP and engaged Anderson Bradshaw PLLC. This decision was not made lightly, but the Company believes that meeting its financial disclosure reporting deadlines on time is crucial to its survival as a public company.

The Company has authorized MarcumBP to respond fully to any inquiries from any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that MarcumBP review the disclosure and MarcumBP has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 19, 2012.

The Company has not previously consulted with Anderson Bradshaw PLLC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the years ended December 31, 2011, and any later interim period, including the interim period up to and including the date the relationship with MarcumBP ceased. Anderson Bradshaw PLLC has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). Anderson Bradshaw PLLC did not furnish a letter to the Commission.

(57)

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2012, we have not established effective internal controls.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2012, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements. Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us, as a smaller reporting company, to provide only management’s report in this Annual Report.

(58)

Remediation Plan

We are devoting significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, and implementing additional financial and management controls, reporting systems and procedures. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Changes in Internal Controls

Since the forth quarter of our 2012 fiscal year, we have begun the implementation of remedial measures including hiring of a new Chief Financial Officer. We plan to engage consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for 2013, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward. As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

(59)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers

A list of officers and directors of CAM Group, Inc. appears below. The directors of the Company are elected annually by the shareholders. The officers serve at the request of the Board of Directors. The Board of Directors may authorize and establish reasonable compensation of the Directors for services to the Company as Directors, including, but not limited to attendance at any annual or special meeting of the Board.  There are no employment contracts to compensate the officers and directors.

The following table sets forth certain information concerning our directors and executive officers:

Name Age Position

Lijun Chen 56 Chairman

Weiheng Cai 40 President and Director

Kit Ka 61 Chief Executive Officer

Weixuan Luo 40 Chief Financial Officer

Guojiang Peng 47 Vice President and Director

Yichuan Wang 52 Director

Enrique Marchese 46 Independent Director

Yanhui Zhang 60 Independent Director

Yongli Xia 50 Independent Director

The following is a summary of the biographical information of our current directors and executive officers:

Lijun Chen – Chairman

Mr. Chen has more than 22 years of experience in the Chinese agricultural market. Since August 2002, he has held the position of President and General Manager of Hebei Agricultural Means of Production Co. Ltd., one of the top 500 state-owned companies in the Chinese services industry. He has earned various awards for entrepreneurship in Hebei province, including a National China Co-Op System Working Model award. Through his leadership, Hebei Agricultural Means of Production Co. Ltd. became part of the China Co-Op System Pioneer Group and has been accredited as a Hebei Province Upstanding Enterprise, and a Hebei Province Top 100 company. He is widely respected for this knowledge and his management capability in the industry.

Weiheng Cai – President and Director

Mr. Cai has been the president of Precursor Management, Inc. (“PMI”) since 1998. PMI provides financial and business consulting service to growing companies in the U.S., China and Canada. The investment portfolio currently managed by PMI focuses on agriculture, industrials, mining, real estate and emerging green energy industries. Mr. Cai graduated from North Carolina State University with a degree in economics in 1994 and took a position as a senior manager responsible for systems applications at the Hong Kong Karrie Group in 1996. In 1997, he founded Cyberlink Technology Co., Ltd. (CTC) in Guangzhou, China and developed CTC into a leading broadband service provider in China. In 2000, 85% of the company’s shares were sold to Bear Stearns Companies Inc. He has extensive experience in corporate finance with more than 10 years management experience; he also has extensive knowledge of corporate law and the business environment in U.S. and China. Mr. Cai has successfully developed the strategic direction and growth of a successful businesses such as CTC.

(60)

Kit Ka – Chief Executive Officer

Ms. Kit Ka serves as an Independent Non-Executive Director of Cosmopolitan International Holdings Ltd. and is a founder and director of Sharp Wind Development Limited, Southcom Internet Technology Limited and Southcom Limited, which are principally engaged in the telecommunication service industry. Apart from her experience in telecommunication service industry, Ms. Ka has also developed various businesses in China involving property development and coal mining. Ms. Ka received her bachelor’s degree in English Language and Literature at the Guangzhou University of Foreign Languages.

Weixuan Luo – Chief Financial Officer

Ms. Luo, CPA, MS, has worked as a senior manager of Greentree Financial Group Inc. (“Greentree”) since 2003. Greentree is a US based consulting firm assisting US publicly traded companies in connection with their financial strategies and compliance with filing requirements of the Securities and Exchange Commission. Ms. Luo has been responsible for assisting the clients’ in the conversion of their financial reporting systems, including pro forma and projected financial statements, to a format that is consistent with United States Generally Accepted Accounting Principles, and drafting the financial analysis reports for the US publicly traded companies. Ms. Luo also assists with financial statements audits, SEC reporting compliance and compliance for broker/dealers in securities. Ms. Luo is a certified public accountant in the US and obtained her Master degree in Economics, emphasis in Finance from University of North Carolina. Ms. Luo is knowledgeable in both Chinese GAAP and US GAAP.

Guojiang Peng- Vice President and Director

Mr. Peng Guojiang, the current Vice General Manager of Hebei Agricultural Means and Production Co. Ltd ("Hebei AMP") has 25 yrs of managing stores, warehouse and logistics experience in the agricultural industry. He previously served as the director of the Secretary Department and System Management Department of Hebei AMP prior to 2006. He has contributed to the establishment of the modern agricultural distribution system and has led to the completion of the “Thousand Villages Marketing Project” promoted by the Ministry of Commerce of P. R. China. With his arduous efforts, Hebei AMP has successfully expanded its network to 19 branches, 12 logistics centers and 120 distribution centers at the county level, which cover 16,000 retail locations in the Network.

Yichuan Wang – Director

Mr. Wang was a member of the PRC military from 1978 to 1993 where he developed significant leadership skills and logistics experience. In 1996 he successfully founded a conference tourism and inspection company called Tianpeng Holiday B&T Development Co., Ltd., in Beijing, PRC. Mr. Wang has more than 15 years’ experience travelling to various countries for governmental purposes and meeting with government officials. He has a developed business acumen and a proven track record of entrepreneurship and success. Mr. Wang joined Board of Directors since 2011. Upon the establishment of the company he was widely recommended by all parties including the Hebei government. His involvement has enabled to maintain good relationship with the local government.

Enrique Marchese – Independent Director

Mr. Enrique Marchese has been running his own corporate and investment advisory firm since 2009. Enrique is an experienced investment banker having completed a broad range of public and private financing and M&A advisory assignments across the globe. His industry experience covers chemicals, transportation, manufacturing, retailing, consumer products and consumer internet. Mr. Marchese began his investment banking career at Donaldson, Lufkin & Jenrette in 1996 and subsequently held positions at Merrill Lynch and Deutsche Bank. Enrique also gained experience in global logistics and supply chain management while serving in the U.S. Navy.

Mr. Marchese graduated with an M.B.A. from the Booth School at the University of Chicago and holds a B.S. from the United States Naval Academy.

(61)

Yanhui Zhang – Independent Director

Mr. Zhang, a member of Communist Party of China, he serves as a Secretary for the party and he is a member of the CPPCC (Chinese People's Political Consultative Conference). Mr. Zhang currently sits on the Hebei Provincial Committee and is the council Director of the Hebei Supply and Marketing Cooperative Association. As a graduate student Mr. Zhang attended the Central Party School of the Communist Party of China where he earned a master’s degree in law. Mr. Zhang began his career in 1971 as an Office Director for the Hebei Supply and Marketing Cooperative Association. He has worked as a Secretary for the general office of the Provincial Party Committee, he was a Vice Director at the research office of the Provincial Party Committee Organization Department and was a Clerk for the Ningjin County Party Committee. In 2003, Mr Zhang was the President of the Hebei Cotton Association, in 2006 he served as President of the Federation of Farmers’ Cooperative Economic Organization and in 2009 he was Chairman of the Board for New Cooperation Group Holdings Limited.

Yongli Xia – Independent Director

Mr. Xia, a member of Communist Party of China, he also serves as a Deputy Director of the Hebei Supply and Marketing Cooperative Association. As a graduate student Mr. Xia attended the Central Party School of the Communist Party of China where he earned a master’s degree in law. Mr. Xia specializes in enterprise economics management. He began his career in 1982 as a Vice Section Chief of the Supply and Marketing Cooperative Non-staple Food and Salt Company (the “NSF-Cooperative”). He was later promoted to Section Chief for the salt and tea department, and the salt industry department within the NSF-Cooperative. Mr. Xia has worked as General Manager of the Hebei Salt Sales Corp., he has been a Secretary of the Communist Party, a Director of Provincial Salt Management Office, and Vice Chairman and Chairman of the Board of the Hebei New Cooperation Group Holdings Limited. While serving as a Director of the Provincial Salt Management Office, he was recognized as an “Advanced Party Member” and “Advanced Worker” in 1997, 1999 and 2002. He was also awarded the title of “Udarnik” by the Provincial Youth League Committee in 1998 in recognition of his high productivity and enthusiasm.

Except as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or officers.

To our knowledge we are not quoted on an inter-dealer quotation system which has any requirements that a majority of the board of directors be independent.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(62)

Directors and Officers of the PRC Subsidiaries

The following table sets forth certain information as concerning executive officers of each of the PRC Subsidiaries:

Name	Age	Position
Lijun Chen	56	President of China Agriculture Media (Hebei) Co. Ltd.
Guojiang Peng	47	Vice President of China Agriculture Media (Hebei) Co. Ltd.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

We do not have an “audit committee financial expert” as defined by Item 401(h) in Regulation S-K as promulgated by the Securities and Exchange Commission.

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a nominating committee.

Board Leadership Structure and Role in Risk Oversight

Our board of directors has overall responsibility for risk oversight. The board’s role in the risk oversight of the Company includes, among other things:

• Appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

• Approving all auditing and non-auditing services permitted to be performed by the independent auditors;

• Reviewing annually the independence and quality control procedures of the independent auditors; Reviewing and approving all proposed related party transactions;

• Discussing the annual audited financial statements with the management;

• Meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management.

(63)

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. The board believes that there are general requirements for service on the Company’s board of directors that are applicable to all directors and that there are other skills and experience that should be represented on the board as a whole but not necessarily by each director. The board considers the qualifications of director and director candidates individually and in the broader context of the board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the board determines are pertinent in light of the current needs of the board. The board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

·        Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

·        Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

·        Compliance with applicable governmental laws, rules and regulations

·        The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

·        Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. The Company believes that during fiscal 2012, all reports were timely filed by its officers and directors.

Limitations on Liability

Under Nevada law, a Company may indemnify its officers, directors, employees and agents under certain circumstances, including indemnification of such persons against liability under the Securities Act of 1933, as amended. Those circumstances include that an officer, director, employee or agent may be indemnified if the person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

Indemnification against Public Policy

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling an issuer pursuant to the foregoing provisions, the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The effect of indemnification may be to limit the rights of the Company and its stockholders (through stockholders’ derivative suits on behalf of the Company) to recover monetary damages and expenses against a director for breach of fiduciary duty.

(64)

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Lami, CEO (Former Officer)	2010
Angela Ross, CEO (Former Officer)	2011							$620,000	$620,000
Lijun Chen, Chairman	2012	0	0	0	0	0	0	0	0
Weiheng Cai, President and Director	2012	0	0	0	0	0	0	0	0
Kit Ka CEO	2012	0	0	0	0	0	0	0	0
Weixuan Luo CFO	2012	$4,500	0	0	0	0	0	0	$4,500
Guojiang Peng Vice President and Director	2012	0	0	0	0	0	0	0	0
Yichuan Wang Director	2012	0	0	0	0	0	0	0	0
Enrique Marchese Independent Director	2012	$10,715	0	0	0	0	0	0	$10,715
Yanhui Zhang Independent Director	2012	0	0	0	0	0	0	0	0
Yongli Xia Independent Director	2012	0	0	0	0	0	0	0	0

(65)

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for PRC private companies in China to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position.  Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

We will also consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Employment Agreements

Ms. Kit Ka, Chief Executive Officer of the Company, has entered into a two year employment agreement which has been attached hereto as Exhibit 10.13. Ms. Ka shall receive an annual salary of $1 for her services as CEO of the Company.

Ms. Weixuan Luo, Chief Financial Officer of the Company, has entered into a one-year employment agreement with the Company, a copy of which is attached hereto as Exhibit 10.14. Ms. Luo will receive an annual salary of Thirty Six Thousand Dollars ($36,000) (the “Salary”), payable in monthly installments (an “Installment”) of three thousand Dollars ($3,000). The Salary shall be paid in equal Installments throughout the year, consistent with the normal payroll practices of the Company. In addition, Ms. Luo will receive 10,000 shares of common stock of the Company each year during her appointment, payable on the 15th day of November each year.

Compensation of Directors

Mr. Marchese will receive an annual salary for his service as Independent Director in the amount of $28,572 paid in equal installments throughout the year, consistent with the normal payroll practices of the Company. Mr. Marchese has not been awarded any equity or stock options by the Company.

Mr. Yanhui Zhang will receive an annual salary for his service as an Independent Director in the amount of $28,915 paid in equal installments throughout the year, consistent with the normal payroll practices of the Company. Mr. Yanhui Zhang has not been awarded any equity or stock options by the Company.

Mr. Yongli Xia will receive an annual salary for his service as an Independent Director in the amount of $28,915 paid in equal installments throughout the year, consistent with the normal payroll practices of the Company. Mr. Yongli Xia has not been awarded any equity or stock options by the Company.

Option Grants Table

There were no individual grants or stock compensation options granted to purchase our common stock made to the executive officer named in the Executive Compensation Table as compensation through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2012 by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

(66)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The classes of equity securities of CAMG issued and outstanding are Common Stock, $0.001 par value and Series A Preferred Stock, $0.001 par value.

The table on the following page sets forth, as of April 15, 2013, certain information with respect to the Common Stock owned by (i) each Director, nominee and executive officer of CAMG; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 1,000,000 shares of Preferred Stock, 25,075,000 shares of Common Stock, and 2,218,900 warrants outstanding as of April 15, 2013.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(2)(3)
Guojiang Peng (5) Vice President and Director House Unit 3, Rm 502, Bldg #2, Cunnan St #2, Qiaodong District, Shijiazhuang City, Hebei Province P. R. China	380,000 Preferred Shares 8,550,000 Common Shares	36.57%
Siuping Ka (6) Unit 2004-2005, Kwan Chart Tower, 6 Tonnochy Road, Wanchai, Hong Kong	210,000 Preferred Shares 4,725,000 Common Shares	20.21%
Precursor Management, Inc.(4) Weiheng Cai P.O. Box 957 Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	142,500 Preferred Shares 3,206,250 Common Shares	13.71%
Yichuan Wang Director Chief Executive Officer and Director Rm 601, Bldg #4, 20 Capital Stadium South Rd, Haidian District, Beijing, P. R. China	100,000 Preferred Shares 2,250,000 Common Shares	9.62%
Lijun Chen Chairman Ping’an Nan Avenue #10, Shijiazhuang City, Hebei Province, P.R. China	3,000 Common Shares 97,000 Warrants	0.08%
Weiheng Cai President and Director 14/F, 106 Huangpu Ave W, Tianhe Guangzhou, P.R. China	-	-
Kit Ka CEO	-	-
Weixuan Luo CFO	-	-
Enrique Marchese Independent Director	-	-
Yanhui Zhang Independent Director	-	-
Yongli Xia Independent Director	-	-
Directors and Officers as a Group (9 persons)	480,000 Preferred Shares 10,803,000 Common Shares 97,000 warrants	46.27%

(67)

(1)  Unless stated otherwise, the business address for each person named is c/o CAM Group Inc.

(2)  Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) Based on approximately 127,293,900 fully diluted shares outstanding on April 15, 2013 computed from the Company’s recent filings.

(4) Weiheng Cai, our President, Director, Principal Financial Officer and Principal Accounting Officer, is also the President of Precursor Management, Inc.

(5) Guojiang Peng is a trustee holding the shares for Hebei AMP.

(6) Siuping Ka is brother of Kit Ka, Chief Executive Officer of the Company.

Changes in Control

Upon closing of the stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”), the Company issued 22,500,000 shares of Common Stock of CAMG and 1,000,000 shares of super-voting shares of preferred stock (100:1 voting) to CAM Group Shareholders in exchange for 100% of the capital stock of CAM Group, which will give the CAM Group shareholders an interest in the Company representing approximately 90% of the issued and outstanding Common Stock and approximately 98% of the voting shares of the Company on a fully-diluted basis the result of which caused a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the ownership of our securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to the knowledge of the Company, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect the Company.

Advertising Revenues

After completing the installation of the LCD displays in 2012, CAMG has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.40), starting from June 2012. During the year of 2012, CAMG generated all its advertising revenues from Hebei AMP in amount of $3,963,860.

Hebei AMP indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun, Chairman of the Company is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, General Manager, Director of the Company is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stocks as a trustee holding the shares for Heibi AMP.

Fertilizer Agreements

Starting on October 30, 2012 the Company, through its subsidiary China Agriculture Media (Hebei) Ltd. Co. (“CAM Hebei”) entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei Agriculture Means of Production Co. Ltd. (“Hebei AMP”) for the purchase and sale of fertilizer in Hebei Province China.

Pursuant to the terms of the Agreements, the fertilizer in total amount of 4,700 tons shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $1,700,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed, and Hebei AMP shall be responsible for all transportation costs and risk of loss until delivery. In the event of a breach of contract the breaching party shall pay liquidated damages of 3% to the injured party, however if the damages due to the breach of contract are higher than the 3% liquidated damages for the breach of contract, the party in breach shall be liable for actual damages.

(68)

Common Stock Acquisition

In 2011, Ms. Ross acquired 2,500,000 shares of Common Stock from the Company for $5,000 and for past, present and future services rendered to the Company. As a result of this issuance of shares, the Company recorded compensation expense to Ms. Ross of $620,000 reflecting the difference between the purchase price and the last purchase price for shares of common stock on the OTCBB, without consideration of possible contingencies with respect to vesting or ownership of the shares.

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

Except as disclosed above, no executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serve as a trustee or in a similar capacity or has a substantial beneficial interest in is or has been indebted to the Company at any time since the beginning of the Company’s last fiscal year.

Warrants sold to Board Member for Cash

During the third quarter of 2012, the Company issued 97,000 one-year warrants at a price of $1.20 per warrant to Mr. Lijun Chen, Chairman of the Board for total proceeds of $116,400, which was collected through an thirty party escrow account, the Company is not the beneficiary of the escrow account. During April 2013, our board of directors has advised our attorney to amend the investors’ warrants to be refunded in the event that the warrants are not exercised on or before expiration. Accordingly, the transaction was independently negotiated between the Company and the investors.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

(69)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered during the year of 2012 to the independent auditor, Marcum Bernstein & Pinchuk LLP (“MarcumBP”), for our audit of the annual financial statements for the year ended December 31, 2011, and Anderson Bradshaw PLLC (“AB”) for our audit of the annual financial statements during the year ended December 31, 2012. We did not have professional audit services rendered during the year of 2011. Audit fees and other fees of auditors are listed as follows:

	2012	2012
	AB	MarcumBP
Audit fees	$18,500	$24,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	-
Total	$18,500	$24,000

Audit fees. Consists of fees for professional services for the audit of our annual financial statements, and for the review of the interim financial statements included in quarterly reports and for services normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements and are not reported under “Audit fee”. These services include consultations concerning transactions and consultations concerning financial accounting and reporting standards.

Tax fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance.

All other fees. Consists of fees for professional services other than the services reported above, including permissible business process advisory and consulting services, and the translation of filings.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Anderson Bradshaw PLLC were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

    (a) On December 31, 2012, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(70)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)             Documents filed as part of this report

(1) All financial statements

Statements of Operations for the years ended December 31, 2012 and 2011

Balance Sheets as of December 31, 2012 and 2011

Statements of Stockholders’ Equity - for the years ended December 31, 2012 and 2011

Statements of Cash Flows - for the years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Marcum Bernstein & Pinchuk LLP Registered Public Accounting Firm

Report of Anderson Bradshaw PLLC Registered Public Accounting Firm

All financial statements are included in Part II, Item 8.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)             Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

(b) Reports on Form 8-K

1.	On December 3, 2012, we filed an amendment to current report on Form 8-K/A to amend the Form 8-K initially filed on April 24, 2012 regarding the Plan of Exchange.
2.	On December 13, 2012, we filed a current report on Form 8-K to announce changes in ticker symbol of the Company.
3.	On January 15, 2013, we filed a current report on Form 8-K to announce the Fertilizer Agreements entered between the Company and Hebei Agriculture Means of Production Co. Ltd. (“Hebei AMP”), a related party, for the purchase and sale of fertilizer in Hebei Province China.
4.	On January 31, 2013, we filed a current report on Form 8-K to announce the appointment of independent directors.

(71)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

CAM Group Inc.

Date: April 15, 2013	/s/ Weiheng Cai
Weiheng Cai
President

(72)

EXHIBIT INDEX

3.1	Articles of Incorporation of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.2	Bylaws of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.3	Certificate of Designation (1)
10.1	Plan of Exchange between China Agriculture Media Group Co., Ltd. and CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
10.2	Form of Chinese Entrustment Agreement for Nominee Interest in CAMG (1)

10.3	Joint Venture Agreement (1)
10.4	Executed Entrustment Agreements (2)
10.5	The board resolution and shareholder consent of increase of registered capital of CAM Hebei (2)
10.6	Written agreement for work force sharing (2)
10.7	Commitment letter (2)
10.10	Translated copy of Executed Entrustment Agreements (3)
10.11	Translated copy of Written agreement for work force sharing (3)
10.12	Offer letter with Mr. Enrique Marchese, Director (4)
10.13	Employment Agreement with Chief Executive Officer (5)
10.14	Employment Agreement with Chief Financial Officer (6)
10.15	Offer letter with Mr. Yanhui Zhang, Independent Director (7)
10.16	Offer letter with Mr. Yongli Xia, Independent Director (7)
14.1	Code of Ethics
23.1	Consent of Marcum Bernstein & Pinchuk LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certifications of Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1) Filed with the Form 8K filed on April 24, 2012

(2) Filed with the Form 8K/A filed on September 25, 2012

(3) Filed with the Form 8K/A filed on December 3, 2012

(4) Filed with the Form 8K filed on August 14, 2012

(5) Filed with the Form 8K filed on November 9, 2012

(6) Filed with the Form 8K filed on November 16, 2012

(7) Filed with the Form 8K filed on January 31, 2013