Form 10-Q/A
period 2012-06-30
CAM Group, Inc.
filed 2013-05-06
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Large Accelerated filer  Accelerated filer

Non-accelerated filer  (Do not check if a smaller reporting company) Smaller reporting company

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

1

EXPLANATORY NOTE

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of CAM GROUP, INC., f/k/a RT Technologies, Inc. (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 20, 2012. The Amendment is being filed to include a conclusion that our disclosure controls and procedures were not effective due to lack of U.S. GAAP experience.

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

Not applicable - Smaller Reporting Company

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

CAM Group, Inc.

f/k/a RT Technologies, Inc.

(Registrant)

Dated: May 6, 2013

By:  /s/Kit Ka

        Kit Ka

        Chief Executive Officer

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

EXHIBIT 31.1

I, Kit Ka, certify that:

1.               I have reviewed this amendment to Quarterly Report of CAM Group, Inc. f/k/a RT Technologies, Inc. on Form 10-Q/A for the six months ended June 30, 2012;

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

Dated: Dated: May 6, 2013

By:  /s/Kit Ka

        Kit Ka

        Chief Executive Officer

EXHIBIT 31.2

I, Weixuan Luo, certify that:

1.               I have reviewed this amendment to Quarterly Report of CAM Group, Inc. f/k/a RT Technologies, Inc. on Form 10-Q/A for the six months ended June 30, 2012;

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

Dated: May 6, 2013

By:  /s/ Weixuan Luo

        Weixuan Luo

        Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amendment to Quarterly Report of CAM Group, Inc. f/k/a RT Technologies, Inc. (the "Company") on Form 10-Q/A for the six months ended June 30, 2012 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kit Ka

Kit Ka

Chief Executive Officer

Dated: May 6, 2013

EXHIBIT 32.2

STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the amendment to Quarterly Report of CAM Group, Inc. f/k/a RT Technologies, Inc. (the "Company") on Form 10-Q/A for the six months ended June 30, 2012 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Weixuan Luo

Weixuan Luo

Chief Financial Officer

Dated: May 6, 2013