Form 10-Q
period 2013-03-31
CAM Group, Inc.
filed 2013-05-17
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 001-33907

CAM GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

151 Shengli Avenue North, Jixing Building, Shijiazhuang

Hebei Province, P.R.China 050041

(Address of principal executive offices) (Zip Code)

(86) 311-86964264

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

Number of shares of preferred stock, par value $.001, outstanding as of May 13, 2013: 1,000,000

Number of shares of common stock, par value $.001, outstanding as of May 13, 2013: 25,075,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements.

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)

Current Assets

Cash and cash equivalent	$839,569	$1,248,673
Cash and cash equivalent - restricted	300,000	300,000
Advance to suppliers	2,815,788	2,803,593
Advance to suppliers - related party	2,007,916	—
Prepayment and deposits	—	1,095
Other receivable	3,218	4,012
Total Current Assets	5,966,491	4,357,373

Plant and Equipment, Net	148,794	156,926

Total Assets	$6,115,285	$4,514,299

Liabilities

Accounts payables and accrued expenses	$59,130	$42,521
Due to shareholders	868,784	709,497
Due to related parties	27,732	57,696
Other payables	6,445	—
Income Tax Payable	974,606	708,453
Total Liabilities	1,936,697	1,518,167

Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,000	1,000

Common stock, $.001 par value, 90,000,000 shares authorized, 25,075,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	25,075	25,075

Additional paid-in capital	3,169,690	3,169,690
Subscription receivable	(2,662,680)	(2,662,680)
Accumulated other comprehensive income	36,114	28,753
Retained earnings (deficits)	3,560,321	2,385,376
Total equity	4,129,520	2,947,214

Non-controlling interest	49,068	48,918

Total Liabilities and Equity	$6,115,285	$4,514,299

The accompanying notes are an integral part of these consolidated financial statements

(3)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$1,174,945	$(74,482)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	8,522	60
Changes in operating assets and liabilities:
Advance to suppliers	(2,010,421)	—
Other receivable and prepayment	1,900	—
Accounts payable and accrued expenses	22,985
Other payables	—	2,679
Taxes Payable	264,011	—
Net cash used in operating activities	(538,058)	(71,743)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,269)
Prepayments and deposits on capital expenditures	—	(30,544)
Net cash used in investing activities	—	(32,813)

Cash flows from financing activities:
Proceeds from shareholder loan payable	127,201	93,527
Proceeds from related party loan payable	—	12,179
Net cash provided by financing activities	127,201	105,706

Effect of changes in exchange rate	1,753	(167)

Net increase/(decrease) in cash and cash equivalents	(409,104)	983

Cash and cash equivalents at the beginning of the year	1,248,673	4,141

Cash and cash equivalents at the end of the year	$839,569	$5,124

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

		—

The accompanying notes are an integral part of these consolidated financial statements

(4)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Revenue - related party	$1,680,318	$—
Cost of revenue	29,347	—
Gross profit	1,650,971	—

Operating expenses:
Selling, General & administrative expenses	171,651	68,914
Advertising expenses	—	5,503
Total operating expenses	171,651	74,417

Operating income	1,479,320	(74,417)

Other income (expenses)
Interest expenses	(18)	(65)
Loss from currency exchange	(40,346)	—
Total other income (expenses)	(40,364)	(65)

Income before income tax	1,438,956	(74,482)

Income tax expense	(264,011)	—

Net income	1,174,945	(74,482)
Less: Net income attributable to noncontrolling interests	(0)	(7,229)
Net income attributable to CAM Group common shareholders	1,174,945	(67,253)

Basic	$0.05	$—
Diluted	$0.01	**

Weighted average number of shares
Basic	25,075,000	22,500,000
Diluted	125,075,000	122,500,000

Comprehensive income:
Net income	$1,174,945	$(74,482)
Foreign currency translation adjustment	7,511	(2,317)
Comprehensive income:	1,182,456	(76,799)
Comprehensive income attributable to noncontrolling interests	(150)	(8,156)
Comprehensive income attributable to CAM Group	$1,182,306	$(68,643)

** less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended march 31, 2013 and 2012

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012.

2. ORGANIZATION AND BUSINESS BACKGROUND

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

(6)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. CASH AND CASH EQUIVALENTS

As of March 31, 2013, the cash balance was $839,569, of which $614,496 was held in major financial institutions located in Hong Kong, and $222,126 was held in major financial institutions located in the PRC and $2,947 cash in PRC

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

5. CASH AND CASH EQUIVALENTS - RESTRICTED

As of March 31, 2013, the Company had a restricted cash balance of $300,000 held in an escrow account in connection with the sales of common stock during the third quarter of 2012, which was released to the Company during the second quarter of 2013 upon meeting the terms of the escrow agreement.

6. ADVANCE TO SUPPLIERS

As of March 31, 2013, the Company had an advance to suppliers in the amount of $4,823,704, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer, of which approximately $2,000,000 was to Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a related party of the Company, see Note 8(a).

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	March 31, 2013	December 31, 2012
Cost:
Computer equipment and software	$5,348	$5,334
Advertising equipment	161,733	161,321
Total	167,081	166,655
Accumulated depreciation	(18,287)	(9,729)
Net	$148,794	$156,926

During the three months ended March 31, 2013 and , the Company had depreciation expenses of $8,522 and $60 included in cost of revenues.

(7)

8. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of March 31, 2013 and December 31, 2012 consisted of following:

	As of
	March 31, 2013	December 31, 2012

Hebei AMP (a)	$27,732	$57,696
PMI (b)	751,337	592,350
President of the Company (c)	117,447	117,147
Total	$896,516	$767,193

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun, Chairman of the Company is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, General Manager, Director of the Company is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stocks as a trustee holding the shares for Hebei AMP.

As of March 31, 2013 and December 31, 2012, the balance due to Hebei AMP was $27,732 and $57,696, respectively.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.40), starting from June 2012. During the three months ended March 31, 2013, the Company generated all its advertising revenues from Hebei AMP in amount of $1,680,318.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China.

Pursuant to the terms of the Agreements entered into during the first quarter of 2013, fertilizer products (total of 3,900 tons) shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions. No fertilizer was delivered during the first quarter of 2013.

(b)	Precursor Management Inc. (“PMI”)

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. During the three months ended March 31, 2013, the expenses paid by PMI were approximately $127,000, which was recorded as due to shareholder in the balance sheet as of March 31, 2013.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $117,447 due to the Company’s President as of March 31, 2013. The funds borrowed from the Company’s President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company and due on demand.

(8)

9. STOCK BASED COMPENSATION

On January 16, 2013, the Board of Directors approved the issuance of 220,000 shares at its fair value for professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares was determined using the value of the services to be rendered since the Company currently has a limited trading market. The shares have not been issued as of the date of the report. Accordingly, the Company accrued the expenses pro rata within the relative service period.

10. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2013.

As of March 31, 2013, the U.S. operation had net operating losses of $287,059 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2032.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three months ended March 31, 2013 are as follows:

For the three months ended March 31, 2013

Current taxes	$264,011
Deferred taxes	0
$264,011

11. CONCENTRATION AND RISK

For the three months ended March 31, 2013, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 8(a)) located in the PRC.

12. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2013	$ 9,677
2014	$ 4,838
Total	$ 14,515

For the three months ended March 31, 2013 and 2012, rental expense was approximately $2,400 and $0, respectively, since the lease agreement commenced in June of 2013.

13. SUBSEQUENT EVENTS

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

(9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made herein that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three months ended March 31, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Corporate History

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

(10)

Overview:

Since the reverse merger was consummated, we have continued operations of CAM Hebei, a company which is principally engaged in developing the Chinese rural consumer market. We plan to build up our core business into four areas within two years: advertising, wholesale and retail sales, store rental and value-added services.

CAMG will acquire full management and operational rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province that are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network, which draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network.

In the first stage of 24-months, CAMG will complete the development of integrating, managing and operating approximately 16,000 retail locations in Hebei province, which are currently owned and operating within the National AMP and China Co-Op’s retail system. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by National AMP and China Co-Op’s Hebei province subsidiaries (respectively Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) and Hebei Supply and Marketing Cooperative Association (“China Co-Op Hebei”)). Hebei AMP is a major related party of the Company by common shareholders and directors. Hebei AMP is our related party and major shareholder through a trustee holding. Our estimated cost would require about $10 million USD which we intend to raise in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and know about our marketing and growth strategies. For the fund raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan in year 2013. To assist us in the financing we have engaged Axiom Capital Management, Inc. as our advisor.

CAMG plans to lease the retail store space from the Network and then sub-lease them to chain store companies, product distributors and/or manufacturers for store rental income. The stores have been remodeled as convenience stores selling both agricultural and non-agricultural products such as fertilizer, homecare, personal care and healthcare products by self-generated income since July 2012 and are expected to complete by the end of 2013.

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

By utilizing existing resources, such as the facilities, network and experience of our strategic partners, Hebei AMP and China Co-Op Hebei, CAMG can promptly establish its access to the rural retail market. We will act as the exclusive sales and advertising agent for up to 16,000 retail outlets located in Hebei province and strive to assist our clients to promote suitable products attractive to the rural consumer. In addition, we have a commitment letter from one of our shareholders, Precursor Management, Inc., (“PMI”) to provide necessary unconditional financial support through March 2013 if we cannot generate enough cash to support our operations. This commitment letter was not renewed and we do not expect PMI to assist us in the financing. To the date of this filing, we have generated sufficient cash income to support our operations.

(11)

Results of Operations

Revenues – Related Party

We had revenue of $1,680,318 for the three months ended March 31, 2013, all of which from the sales of air time for the clients’ advertisement through the LCD display network. We currently gained all our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $.42 per second for the air time they used for their advertisement.

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

In addition, pursuant to the terms of the Agreements entered into during the first quarter of 2013, fertilizer products (total of 3,900 tons) shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. We serve primarily as a trading agent for Hebei AMP during the transactions. No fertilizer was delivered during the first quarter of 2013.

We had no revenue activities until June of 2012.

Cost of Revenues

Cost of revenues recorded at $29,347 for the three months ended March 31, 2013. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipment for advertising and broadcasting were included in cost of revenues, which were $8,522 for the three months ended March 31, 2013.

We had no revenue activities until June of 2012.

Operating Expenses

We had operating expenses of $171,651 and $74,417 for the three months ended march 31, 2013 and 2012, respectively. The expenses were mainly composed of the expense of recruitment, marketing, advertising, and travelling expenses. The increase by $97,234 was due primarily to the increase in expenses as a public company in US.

 Net Income

We had net income of $1,174,945 for the three months ended March 31, 2013, compared to net loss of $74,482 for the same period ended March 31, 2012. The net income during the first quarter of 2013 was due to sufficient gross profit to cover our operating expenses. The net loss during the first quarter of 2012 was primarily attributable to expenses incurred for daily operations since no revenues gained during the period.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

(12)

Liquidity and Capital Resources

Cash flows used in operating activities were $538,058 and $71,743 for the three months ended March 31, 2013 and 2012, respectively. Negative cash flows from operations in the first quarter of 2013 were due primarily to the advance to a related party in amount of $2,010,421 pursuant to fertilizer contracts, partially offset by the net income of $1,174,945 and increase in taxes payable by $264,011. Negative cash flow from operations during the first quarter of 2012 was due primarily to the net loss in the period.

We had no cash flow from investing activities during the three months ended March 31, 2013. Comparatively, cash flows used in investing activities were $32,813 during the three months ended March 31, 2012 due primarily to purchase of LCD display for advertising business.

Cash flows provided by financing activities were $127,201 and $105,706 during the three months ended March 31, 2013 and 2012, respectively. Positive cash flows from financing activities in the first quarter of 2013 were due primarily to proceeds of $127,201 from the shareholder loan, which bears zero interest and due on demand. Comparatively, positive cash flows from financing activities in the first quarter of 2012 was due primarily to proceeds of $12,179 from related parties loan, and $93,527 from the shareholder loan, both of which bears zero interest and due on demand.

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through an thirty party escrow account. The Company is not the beneficiary of the escrow account. Since the Company has not received the warrants proceeds, the Company recorded subscription receivable in amount of $2,662,680 to the accompanying consolidated balance sheets. On April 15, 2003, the Board of Directors approved an amendment to its Warrant Agreements, dated June 28, 2012, pursuant to which the proceeds from the Warrant Offering at the price of $1.20 per warrant will be refunded in the event that the warrants are not exercised on or before June 28, 2013.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. Our estimated cost would require about $10 million to meet our expansion objectives. We intend to raise the fund in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and know about our marketing and growth strategies. For the fund raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan in year 2013. To assist us in the financing we have engaged Axiom Capital Management, Inc. as our advisor.

Overall, we have funded our cash needs from inception through March 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $839,569 on hand as of March 31, 2013. Currently, we have enough cash to fund our operations for the next 6 months. This is based on our working capital surplus and self-generated income. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(13)

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Kit Ka, and Chief Financial Officer, Weixuan Luo, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

(b) Changes in Internal Control over Financial Reporting

Since the first quarter of 2013, we have begun to engage consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for 2013, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward. As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting. Except as set forth herein, there have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(14)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012. Our sole revenue is derived from our major shareholders.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 16, 2013, the Board of Directors approved the issuance of 220,000 shares at its fair value for professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. The recipient is an accredited or otherwise sophisticated investor who has access to business and financial information concerning the Company. The issuance is exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.17	Consulting Agreement with R. Chris Cottonoe (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8, SEC File No. 333-188463, as filed on May 8, 2013).
31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS XBRL Instance Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase **

101.LAE XBRL Taxonomy Extension Label Linkbase **

101.DEF XBRL Taxonomy Extension Definition Linkbase **

101.SCH XBRL Taxonomy Extension Schema **

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

(Registrant)

Date: May 17, 2013

By:  /s/ Kit Ka

        Kit Ka

        Chief Executive Officer

By: /s/ Weixuan Luo

Weixuan Luo,

Chief Financial Officer

(16)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

(17)