Form 10-Q
period 2013-06-30
CAM Group, Inc.
filed 2013-08-19
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Number of shares of preferred stock, par value $.001, outstanding as of August 19, 2013: 1,000,000

Number of shares of common stock, par value $.001, outstanding as of August 19, 2013: 25,295,000

(1)

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

(2)

(3)

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2013

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

(4)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
Current Assets

Cash and cash equivalent	$2,327,136	$1,248,673
Cash and cash equivalent - restricted	—	300,000
Advanced to suppliers	1,562,727	2,803,593
Prepayment and deposits	2,444	1,095
Other receivable	8,148	4,012
Total Current Assets	3,900,455	4,357,373

Non-current Assets

Advanced to related parties - business trade	3,500,000	—
Plant and Equipment, Net	144,915	156,926
Total Non-current Assets	3,644,915	156,926

Total Assets	$7,545,370	$4,514,299

Liabilities

Accounts payables and accrued expenses	$38,947	$42,521
Due to shareholders	655,051	709,497
Due to related parties	58,586	57,696
Other payables	9,401	—
Income Tax Payable	1,242,130	708,453
Total Liabilities	2,004,115	1,518,167

Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,000	1,000
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 and 25,075,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	25,295	25,075
Additional paid-in capital	556,790	507,010
Deferred compensation	(25,000)	—
Accumulated other comprehensive income	92,259	28,753
Retained earnings (deficits)	4,840,698	2,385,376
Total equity	5,491,042	2,947,214

Non-controlling interest	50,213	48,918

Total Liabilities and Equity	$7,545,370	$4,514,299

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three and Six Months Ended June 30, 2013 and 2012

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - related party
Advertising revenues from AMP	$1,670,018	$572,120	$3,350,336	$572,120
Commission from AMP	13,412	—	13,412	—
Total revenues	1,683,430	572,120	3,363,748	572,120
Cost of revenue	23,394	62,685	52,741	62,685
Gross profit	1,660,036	509,435	3,311,007	509,435

Operating expenses:
Advance to related parties	165,132	105,018	336,783	166,275
Advertising expenses	525	—	525	—
Total operating expenses	165,657	105,018	337,308	166,275

Operating income	1,494,379	404,417	2,973,699	343,160

Other income (expenses)
Interest income (expenses)	28	40	10	—
Income from currency exchange	40,346	—	—	—
Total other income (expenses)	40,374	40	10	—

Income before income tax	1,534,753	404,457	2,973,709	343,160

Income tax expense	254,376	70,000	518,387	70,000

Net income	1,280,377	334,457	2,455,322	273,160
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CAM Group common shareholders	1,280,377	334,457	2,455,322	273,160

Basic	$0.05	$0.01	$0.10	$0.01
Diluted	$0.01	**	$0.02	**

Weighted average number of shares
Basic	25,175,222	24,555,556	25,125,111	23,522,099
Diluted	125,175,222	124,555,556	125,125,111	123,522,099

Comprehensive income:
Net income	$1,280,377	$334,457	$2,455,322	$273,160
Foreign currency translation adjustment	57,290	(2,134)	64,801	(2,456)
Comprehensive income:	1,337,667	332,323	2,520,123	270,704
Comprehensive income attributable to noncontrolling interests	1,145	(854)	1,295	(982)
Comprehensive income attributable to CAM Group	$1,336,522	$333,177	$2,518,828	$271,686
** less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$2,455,322	$273,160
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	17,221	3,333
Stock based compensation	25,000	80,393
Changes in operating assets and liabilities:
Advanced to suppliers	1,273,419
Advanced to related parties - business trade	(3,474,816)	—
Other receivable and prepayment	(5,361)	(7,119)
Accounts payable and accrued expenses	5,392	—
Other payables	—	(424)
Taxes Payable	518,387	70,000
Net cash provided by operating activities	818,564	419,343

Cash flows from investing activities:
Purchase of property and equipment	(2,909)	(38,442)
Net cash used in investing activities	(2,909)	(38,442)

Cash flows from financing activities:
Capital contribution from non controlling interest	—	62,957
Proceeds from shareholder loan payable	—	276,100
Repayment to related party loan payable	(64,849)	(2,531)
Changes in restricted cash	300,000	—
Net cash provided by financing activities	235,151	336,526

Effect of changes in exchange rate	27,657	(3,361)

Net increase/(decrease) in cash and cash equivalents	1,078,463	714,066

Cash and cash equivalents at the beginning of the year	1,248,673	4,141

Cash and cash equivalents at the end of the year	$2,327,136	$718,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(7)

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

On April 17, 2012, CAMG completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 98% equity interest in China Agriculture Media (Hebei) Co. Ltd. (“CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a Chinese domestic enterprise.

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CAMG whereby CAM Group is deemed to be the accounting acquirer (legal acquiree) and CAMG to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of CAM Group and its subsidiaries, with the assets and liabilities, and revenues and expenses, of CAMG being included effective from the date of stock exchange transaction. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer are included for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction.

CAMG, CAM Group, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-11, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on reported income or losses.

5. CASH AND CASH EQUIVALENTS

As of June 30, 2013, the cash balance was $2,327,136, of which $1,916,680 was held in major financial institutions located in Hong Kong, and $407,001 was held in major financial institutions located in the PRC and $3,455 cash in Hong Kong.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

(8)

6. CASH AND CASH EQUIVALENTS - RESTRICTED

During the second quarter of 2013, the restricted cash in amount of $300,000 was released from an escrow account to the Company. The restricted cash was in connection with the sales of common stock during the third quarter of 2012. As of June 30, 2013, there was no restriction on cash.

7. ADVANCED TO related parties - BUSINESS TRADE

As of June 30, 2013 and December 31, 2012, the Company had an advanced to related parties in the amount of $1,562,727 and 2,803,593, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. As of June 30, 2013, $3,500,000 was to Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a related party of the Company for the same purpose, see Note 9(a).

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	June 30, 2013	December 31, 2012
Cost:
Computer equipment and software	$13,027	$5,334
Advertising equipment	159,133	161,321
Total	172,160	166,655
Accumulated depreciation	(27,245)	(9,729)
Net	$144,915	$156,926

During the six months ended June 30, 2013 and 2012, the Company had depreciation expenses of $17,221 and $3,333, respectively, included in cost of revenues.

9. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of June 30, 2013 and December 31, 2012 consisted of following:

	As of
	June 30, 2013	December 31, 2012

Hebei AMP (a)	$58,586	$57,696

PMI (b)	536,096	592,350
Shareholder (c)	118,955	117,147
Total	$655,051	$709,497

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun, Chairman of the Company is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, General Manager, Director of the Company is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stock as a trustee holding the shares for Hebei AMP.

As of June 30, 2013 and December 31, 2012, the balance due to Hebei AMP was $58,586 and $57,696, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. Accordingly, the Company made payments to PMI loan in amount of $64,849 during the second quarter of 2013.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $118,955 due to the Company’s former President as of June 30, 2013. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. During the three and six months ended June 30, 2013, the Company generated all its advertising revenues from Hebei AMP in amount of $1,670,018 and $3,350,336, respectively. The advertising revenues from Hebei AMP during the comparative periods ended June 30, 2012 were $572,120 and $572,120, respectively, since the Company had no revenues until June 2012.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China.

Pursuant to the terms of the Agreements entered into during the first quarter of 2013, fertilizer products (total of 3,900 tons) shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the three and six months ended June 30, 2013, the Company generated revenues of $13,412 and $13,412, respectively, from trading agent business.

(9)

10. STOCK BASED COMPENSATION

On May 20, 2013, the Company issued 220,000 shares of its common stock, which were approved by the Board of Directors on January 16, 2013, at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. Accordingly, the stock based compensation was booked pro rata within the relative service periods, which was $12,500 and $25,000 for the three and six months ended June 30, 2013, respectively. In addition, the Company recorded deferred compensation of $25,000 to the consolidated balance sheet as of June 30, 2013.

11. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2013.

As of June 30, 2013, the U.S. operation had net operating losses of $348,039 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2032.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three and six months ended June 30, 2013 are as follows:

	For the three months ended June 30, 2013	For the six months ended June 30, 2013

Current taxes	$254,376	$518,387
Deferred taxes	0	0
	$254,376	$518,387

12. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of June 30, 2013, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the three and six months ended June 30, 2013 and 2012, respectively:

	For the three months ended		For the six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net income	$ 1,280,377	$ 334,457	$ 2,455,322	$ 273,160
Net income per share
Basic	$ 0.05	$ 0.01	$ 0.10	$0.01
Diluted	$ 0.01	**	$ 0.02	**
Weighted average number of shares outstanding
Basic	25,175,222	24,555,556	25,125,111	23,522,099
Diluted	125,175,222	124,555,556	125,125,111	123,522,099

** Less than $.01

13. Warrants

The following tables summarize all warrant outstanding as of June 30, 2013, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2013	2,218,900	$2.80
Granted	0	0
Exercised	0	0
Expired	(2,218,900)	$2.80
Balance at June 30, 2013	0	0
Warrants Exercisable at June 30, 2013	0	$0

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through a thirty party escrow account. The Company is not the beneficiary of the escrow account. Since the Company has not received the warrant proceeds, the Company recorded a subscription receivable in amount of $2,662,680 to the accompanying consolidated balance sheets. On April 15, 2013, the Board of Directors approved an amendment to its Warrant Agreements, dated June 28, 2012, pursuant to which the proceeds from the Warrant Offering at the price of $1.20 per warrant will be refunded in the event that the warrants are not exercised on or before June 28, 2013. There were no warrants exercised on or before the expiration. The proceeds of $2,455,200 were refunded to the investors by the escrow agent during the third quarter of 2013.

(10)

14. CONCENTRATION AND RISK

For the three and six months ended June 30, 2013, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 8(a)) located in the PRC.

15. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2013	$ 9,677
2014	$ 4,838
Total	$ 14,515

For the three and six months ended June 30, 2013, rental expense was approximately $2,400 and $4,800, respectively.

16. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of June 30, 2013.

17. SUBSEQUENT EVENTS

On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six months ended June 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

On April 17, 2012, CAMG completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 98% equity interest in China Agriculture Media (Hebei) Co. Ltd. (“CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a Chinese domestic enterprise.

Immediately upon Closing, CAMG issued to the CAM Group shareholders 22,500,000 new investment shares of CAMG Common Stock and 1,000,000 shares of CAMG super-voting Preferred Stock to the CAMG Shareholders in exchange for all of their shares of registered capital of CAM Group. Upon completion of the exchange, CAM Group and its subsidiaries became subsidiaries of CAMG and the former owners of CAM Group then owned a ‘controlling interest’ in CAMG representing 98% of the voting shares of CAMG and 90% of the issued and outstanding shares of Common Stock. Our corporate structure after closing is set forth as follows:

CAM Group, Inc. owns
100% of
China Agriculture Media Group Co., Ltd. owns
100% of
China Agriculture Media (Hong Kong) Group Co., Ltd. owns
98% of
China Agriculture Media (Hebei) Co., Ltd.

CAMG, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

Overview:

Since the reverse merger was consummated, we have continued operations of CAM Hebei, a company which is principally engaged in developing the Chinese rural consumer market. We plan to build up our core business into four areas within the next two years: advertising, wholesale and retail sales, store rental and value-added services. Currently, we generate the majority of our revenues from advertising services, which use advertising tools such as LCD displays, posters, and outdoor billboards for potential clients who are intended to popularize their products in Chinese rural market. These tools will also assist clients to build their corporate images, and assist government departments in providing general public service announcements to local residents.

The Company plans to acquire full management and operational rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province (the “Network”), pursuant to a written agreement, dated March 25, 2011. The Network is currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and has been in operation for 60 years. The Company does not have ownership of stores within the Network, which draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network.

By utilizing existing resources, such as the facilities, network and experience of our strategic partners, Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) and Hebei Supply and Marketing Cooperative Association (“China Co-Op Hebei”), both of which are the subsidiaries of China Co-Op in Hebei province, the Company is able to establish its access to the rural retail market. We plan to act as the exclusive sales and advertising agents for up to 16,000 retail outlets located in Hebei province and strive to assist our clients to promote suitable products attractive to the rural consumer. In the first stage of 24-months, the Company will complete the development of integrating, managing and operating approximately 16,000 retail locations in Hebei province, which are currently owned and operating within the National AMP and China Co-Op’s retail system. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by Hebei AMP and China Co-Op Hebei. Hebei AMP is a major related party of the Company by common shareholders and directors. Hebei AMP is our related party and major shareholder through a trustee holding. Our estimated cost would require about $10 million USD which we intend to raise in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and know about our marketing and growth strategies. Regarding fund raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan during 2013. To assist us in these financings we have engaged Axiom Capital Management, Inc. as our advisor. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail the number of stores in our Network
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

(12)

Results of Operations

Revenues – Related Party

We had revenues of $1,683,430 and $3,363,748 for the three and six months ended June 30, 2013, respectively, of which $1,670,018 and $3,350,336, respectively, were from the sales of air time through the LCD display network. We currently gained all of our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP RMB2.54 ($0.41) per second for the air time they used for their advertisement.

We installed the first batch of 300 LCD displays in the Network during 2012 and will continue to roll-out more installations in 2013 and 2014.

We charge at least RMB 2.54 ($0.41) per second for a 30-second video broadcasting 60 times per day within the Network when the number of LCD display is less than 3,000. The price per second will be increased when the number of LCD display exceeds 3,000 to reflect the increasing influence from the Network. The LCD displays will operate up to 12 hours a day in some locations and allow a maximum capacity of 15.8 million seconds per year available for sale.

In addition, pursuant to the terms of the Agreements entered into during the first quarter of 2013, fertilizer products (total of 3,900 tons) shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. We serve primarily as a trading agent for Hebei AMP during the transactions. During the three and six months ended June 30, 2013, the Company generated revenues of $13,412 and $13,412, respectively, from our trading agent business.

Comparatively, we had revenues of $572,120 and $572,120 for the three and six months ended June 30, 2012, respectively, all of which were from the sales of air time for the clients’ advertisement through the LCD display network in June of 2012.

Cost of Revenues

Cost of revenues recorded at $23,394 and $52,741 for the three and six months ended June 30, 2013, respectively. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expense in connection with equipment for advertising and broadcasting was included in cost of revenues, which was $8,699 and $17,221 for the three and six months ended June 30, 2013, respectively.

Comparatively, we had cost of revenues in the amount of $62,685 and $62,685 for the three and six months ended June 30, 2012, respectively, all of which were related to the sales of air time for the clients’ advertisement through the LCD display network in June of 2012.

Operating Expenses

We had operating expenses of $165,657 and $337,308 for the three and six months ended June 30, 2013, respectively, compared to operating expenses of $105,018 and $166,275 for the three and six months ended June 30, 2012, respectively. The increase of $171,033 during the first half of 2013 was due primarily to the increase in expenses in being a public company in US.

Our operating expenses were primarily composed of professional fees, recruitment, marketing, advertising, travelling expenses, and non-cash stock based compensation, which was $25,000 and $80,393 during the six months ended June 30, 2013 and 2012.

On May 20, 2013, the Company issued 220,000 shares of its common stock at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. Accordingly, the stock based compensation was booked pro rata within the relative service periods.

Net Income

We had net income of $1,280,377 and $2,455,322 for the three and six months ended June 30, 2013, respectively, compared to net income of $334,457 and $273,160 for the three and six months ended June 30, 2012, respectively. The net income during the six months ended June 30, 2013 was due to sufficient gross profit to cover our operating expenses. The increase in net income by $2,182,162 in the first half of 2013 was because we had no sales activities until June 2012.

Liquidity and Capital Resources

Cash flows provided by operating activities were $818,564 and $419,343 for the six months ended June 30, 2013 and 2012, respectively. Cash flows from operations during the six months ended June 30, 2013 were due primarily to net income of $2,455,322, and the increase in taxes payable by $518,387, partially offset by the increase in advance to related parties in amount of $2,197,397.  Cash flows from operations during the six months ended June 30, 2012 were due primarily to the net income of $273,160, and the increase in taxes payable in amount of $70,000, plus the non-cash expense of $80,393 due to stock issued for services, partially offset by the increase in other receivable by $7,119.

Cash flows used in investing activities were $2,909 during the six months ended June 30, 2013 due primarily to purchase of accounting software. Comparatively, cash flows used in investing activities were $38,442 during the six months ended June 30, 2012 due primarily to purchases of LCD displays for advertising business.

Cash flows provided by financing activities were $235,151 and $336,526 during the six months ended June 30, 2013 and 2012, respectively. Cash flows from financing activities in the first half of 2013 were due primarily to the release of restricted cash of $300,000, which was in connection with the sales of common stock during the third quarter of 2012, offset by the repayment of $64,849 to the shareholder loan, which bears zero interest and is due on demand. Comparatively, cash flows from financing activities during the six months ended June 30, 2012 were due primarily to proceeds of $276,100 from a related parties’ loan, which bears zero interest and due on demand, and a capital contribution from a non controlling shareholder in amount of $62,957, offset by the payments of $2,531 to the shareholder loan.

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through a third party escrow account. The Company is not the beneficiary of the escrow account. Since the Company has not received the warrants proceeds, the Company recorded subscription receivable in amount of $2,662,680 to the accompanying consolidated balance sheets. On April 15, 2013, the Board of Directors approved an amendment to its Warrant Agreements, dated June 28, 2012, pursuant to which the proceeds from the Warrant Offering at the price of $1.20 per warrant was to be refunded in the event that the warrants are not exercised on or before June 28, 2013. There were no warrants exercised on or before the expiration. The proceeds of $2,455,200 were refunded to the investors by the escrow agent during the third quarter of 2013.

(13)

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We estimate we would require about $10 million to meet our expansion objectives. We intend to raise the funds in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and our marketing and growth strategies. With regards to raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan in year 2013. To assist us in our financing plans we have engaged Axiom Capital Management, Inc. as our advisor.

Overall, we have funded our cash needs from inception through June 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $2,327,136 on hand as of June 30, 2013. Currently, we have enough cash to fund our operations for the next 12 months. This is based on our working capital surplus and self-generated income. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Kit Ka, and Chief Financial Officer, Weixuan Luo, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff under the direction of our Chief Financial Officer in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

We may have inadvertently violated Section 402 of the Sarbanes-Oxley and Section 13(k) of the Exchange Act and may be subject to sanctions for such violations.

Section 13(k) of the Exchange Act provides that it is unlawful for a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, to directly or indirectly, including through any subsidiary, extend or maintain credit in the form of a personal loan to or for any director or executive officer of the company. Issuers violating Section 13(k) of the Exchange Act may be subject to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on the Company may have a material adverse effect on our business, financial position, results of operations or cash flows.

As of June 30, 2013, the Company had an advance to Heibei AMP in the amount of $3,500,000, representing the deposits made pursuant to fertilizer contracts in order to secure lower price of fertilizer.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 20, 2013, the Company issued 220,000 shares of its common stock, which were approved by the Board of Directors on January 16, 2013, at its fair value for professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market.

The recipient was an accredited or otherwise sophisticated investor who had access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.17	Consulting Agreement with R. Chris Cottone* [incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8, SEC File No. 333-188463, as filed on May 8, 2013].

10.18	Employment Agreement between Cam and Kit Ka

31.1	Certification of Chief Executive Officer**

31.2	Certification of Chief Financial Officer**

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
101

101.INS XBRL	Instance Document***

101.SCH XBRL	Taxonomy Extension Schema***

101.CAL XBRL	Taxonomy Extension Calculation Linkbase***

101.DEF XBRL	Taxonomy Extension Definition Linkbase***

101.LAB XBRL	Taxonomy Extension Label Linkbase***

101.PRE XBRL	Taxonomy Extension Presentation Linkbase***

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

(Registrant)

Date: August 19, 2013

By: /s/ Kit Ka

         Kit Ka

         Chief Executive Officer

By: /s/ Weixuan Luo

Weixuan Luo,

Chief Financial Officer

(17)

INDEX TO EXHIBITS

Exhibit No.	Description

10.17	Consulting Agreement with R. Chris Cottone (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8, SEC File No. 333-188463, as filed on May 8, 2013).

10.18	Employment Agreement between Cam and Kit Ka

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101

101.INS XBRL	Instance Document**

101.SCH XBRL	Taxonomy Extension Schema

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Extension Presentation Linkbase