Form 10-Q
period 2013-09-30
CAM Group, Inc.
filed 2013-11-21
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes [ ]     No [x]

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

Number of shares of common stock, par value $.001, outstanding as of November 19, 2013: 25,295,000

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

September 30, 2013

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

(4)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets

Cash and cash equivalent	$2,052,881	$1,248,673
Cash and cash equivalent - restricted	—	300,000
Advanced to suppliers	3,486,736	1,468,396
Prepayment and deposits	5,927	1,095
Other receivable	6,371	4,012
Total Current Assets	5,551,915	3,022,176

Non-current Assets

Advanced to related parties	3,419,144	1,335,197
Plant and Equipment, Net	136,353	156,926
Total Non-current Assets	3,555,497	1,492,123

Total Assets	$9,107,412	$4,514,299

Liabilities

Accounts payables and accrued expenses	$72,641	$42,521
Due to shareholders	782,151	709,497
Due to related parties	28,156	57,696
Income Tax Payable	1,502,357	708,453
Total Liabilities	2,385,305	1,518,167

Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of	1,000	1,000
September 30, 2013 and December 31, 2012, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 and 25,075,000 shares issued and outstanding	25,295	25,075
as of September 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	556,790	507,010
Deferred compensation	(12,500)	—
Accumulated other comprehensive income	111,802	28,753
Retained earnings (deficits)	5,989,107	2,385,376
Total equity	6,671,494	2,947,214

Non-controlling interest	50,613	48,918

Total Liabilities and Equity	$9,107,412	$4,514,299

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three and Nine Months Ended September 30, 2013 and 2012

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue - related party
Advertising revenues from AMP	$1,659,221	$1,713,228	$5,009,557	$2,284,453
Commisson from AMG	3,775	—	17,187	—
Total revenues	1,662,996	1,713,228	5,026,744	2,284,453
Cost of revenue	43,009	98,800	95,750	161,485
Gross profit	1,619,987	1,614,428	4,930,994	2,122,968

Operating expenses:
Selling, General & administrative expenses	170,866	117,778	507,649	284,053
Advertising expenses	36,031	—	36,556	—
Total operating expenses	206,897	117,778	544,205	284,053

Operating income	1,413,090	1,496,650	4,386,789	1,838,915

Other income (expenses)
Interest income (expenses)	3	—	13	—
(Loss) from currency exchange	(7,553)	—	(7,553)	—
Total other income (expenses)	(7,550)	—	(7,540)	—

Income before income tax	1,405,540	1,496,650	4,379,249	1,838,915

Income tax expense	257,131	261,005	775,518	331,005

Net income	1,148,409	1,235,645	3,603,731	1,507,910
Roman, Times, Serif" Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CAM Group common shareholders	1,148,409	1,235,645	3,603,731	1,507,910

Basic	$0.05	$0.05	$0.14	$0.06
Diluted	$0.01	$0.01	$0.03	$0.01

Weighted average number of shares
Basic	25,295,000	25,075,000	25,182,574	24,045,147
Diluted	125,295,000	125,740,670	125,182,574	124,039,507

Comprehensive income:
Net income	$1,148,409	$1,235,645	$3,603,731	$1,507,910
Foreign currency translation adjustment	19,943	17,122	84,744	14,666
Comprehensive income:	1,168,352	1,252,767	3,688,475	1,522,576
Comprehensive income attributable to noncontrolling interests	398	342	1,695	293
Comprehensive income attributable to CAM Group	$1,167,954	$1,252,425	$3,686,780	$1,522,283
The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM Group, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$3,603,731	$1,507,910
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	26,121	4,774
Stock based compensation	37,500	80,393
Changes in operating assets and liabilities:
Advanced to suppliers	(1,977,494)	—
Advance to related parties - business trade	(206,249)	—
Other receivable and prepayment	(7,047)	64,112
Other payable and accrued expenses	29,497	8,899
Taxes Payable	775,518	331,005
Net cash provided by operating activities	2,281,577	1,997,093

Cash flows from investing activities:
Purchase of property and equipment	(2,919)	(120,403)
Advance to related party	(1,838,730)	-
Construction in progress	—	(39,205)
Net cash used in investing activities	(1,841,649)	(159,608)

Cash flows from financing activities:
Capital contribution from non controlling interest	—	62,957
Proceeds from shareholder loan payable	59,547	563,096
Proceeds from related party loan payable	—	28,419
Repayment to related party loan payable	(30,346)	—
Changes in restricted cash	300,000	—
Net cash provided by financing activities	329,201	654,472

Effect of changes in exchange rate	35,079	18,275

Net increase/(decrease) in cash and cash equivalents	804,208	2,510,232

Cash and cash equivalents at the beginning of the year	1,248,673	4,141

Cash and cash equivalents at the end of the year	$2,052,881	$2,514,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of CAMG whereby CAM Group is deemed to be the accounting acquirer (legal acquiree) and CAMG to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of CAM Group and its subsidiaries, with the assets, liabilities, revenues and expenses, of CAMG being included effective from the date of stock exchange transaction. Accordingly, the financial position, results of operations, and cash flows of the accounting acquirer are included for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree are included from the date of stock exchange transaction.

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

5. CASH AND CASH EQUIVALENTS

As of September 30, 2013, the cash balance was $2,052,881, of which $1,686,495 was held in major financial institutions located in Hong Kong, and $362,923 was held in major financial institutions located in the PRC and $3,463 cash in Hong Kong.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

6. ADVANCED TO suppliers

As of September 30, 2013 and December 31, 2012, the Company had advanced to suppliers in the amount of $3,486,736 and 1,468,396, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers		Advanced to Suppliers
Supplier A		$1,051,290	30.2%
Supplier B		710,552	20.4%
Supplier C		1,724,894	49.4%
	Total	$3,486,736	100%

(8)

7. ADVANCED TO related parties

As of September 30, 2013, the Company had an advanced amount of $3,419,144 to Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”), a related party of the Company to secure lower price of fertilizer, see Note 9(a) for $1,566,808 and a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $1,852,336. The loan advance to Parko is due on December 31, 2013 with interest free for the period from July 25, 2013 through November 20, 2013, and bears interest at a rate of 4.7% for the period from November 20, 2013 through December 31, 2013, pursuant to an amendment entered into on November 20, 2013. The maximum extension of the Loan should not be more than 30 days in any circumstances. The interest rate will be increased to 15% per annum during the extension period.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	September 30, 2013	December 31, 2012
Cost:
Computer equipment and software	$13,057	$5,334
Advertising equipment	159,513	161,321
Total	172,570	166,655
Accumulated depreciation	(36,217)	(9,729)
Net	$136,353	$156,926

During the nine months ended September 30, 2013 and 2012, the Company had depreciation expenses of $26,121 and $4,774, respectively, included in cost of revenues.

9. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of September 30, 2013 and December 31, 2012 consisted of following:

	As of
	September 30, 2013	December 31, 2012

Hebei AMP (a)	$28,156	$57,696

PMI (b)	662,912	592,350
Shareholder (c)	119,239	117,147
Total	$810,307	$709,497

(a)	Hebei Agricultural Means of Production Co. Ltd.

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

As of September 30, 2013 and December 31, 2012, the balance due to Hebei AMP was $28,156 and $57,696, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. As of September 30, 2013, the outstanding balance due to PMI was $662,912.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $119,239 due to the Company’s former President as of September 30, 2013. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. During the three and nine months ended September 30, 2013, the Company generated all its advertising revenues from Hebei AMP in amount of $1,659,221 and $5,009,557, respectively.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the three and nine months ended September 30, 2013, the Company generated revenues of $3,775 and $17,187, respectively, from trading agent business.

10. STOCK BASED COMPENSATION

On May 20, 2013, the Company issued 220,000 shares of its common stock, which were approved by the Board of Directors on January 16, 2013, at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. Accordingly, the stock based compensation was booked pro rata within the relative service periods, which was $12,500 and $37,500 for the three and nine months ended September 30, 2013, respectively. In addition, the Company recorded deferred compensation of $12,500 to the consolidated balance sheet as of September 30, 2013.

(9)

11. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2013.

As of September 30, 2013, the U.S. operation had net operating losses of $406,164 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2032.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three and nine months ended September 30, 2013 are as follows:

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013

Current taxes	$257,131	$775,518
Deferred taxes	0	0
	$257,131	$775,518

12. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of September 30, 2013, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months ended		For the nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Net income	$ 1,148,409	$ 1,235,645	$ 3,603,731	$ 1,507,910
Net income per share
Basic	$ 0.05	$ 0.05	$ 0.14	$0.06
Diluted	$ 0.01	$ 0.01	$ 0.03	$0.01
Weighted average number of shares outstanding
Basic	25,295,000	25,075,000	25,182,574	24,045,147
Diluted	125,295,000	125,740,670	125,182,574	124,039,507

13. Warrants

The following tables summarize all warrant outstanding as of September 30, 2013, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2013	2,218,900	$2.80
Granted	0	0
Exercised	0	0
Expired	(2,218,900)	$2.80
Balance at September 30, 2013	0	0
Warrants Exercisable at September 30, 2013	0	$0

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

14. CONCENTRATION AND RISK

For the three and nine months ended September 30, 2013, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 9(a)) located in the PRC.

15. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2013	$ 9,677
2014	$ 4,838
Total	$ 14,515

For the three and nine months ended September 30, 2013, rental expense was approximately $2,400 and $7,200, respectively.

16. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of September 30, 2013.

17. SUBSEQUENT EVENTS

On November 15, 2013, the Chief Financial Officer of the Company resigned from her position as Chief Financial Officer Company due to the expiration of the employment agreement, without any specific disagreement with the Company on any matter.

On November 20, 2013, the loan agreement with Parko regarding the principal amount of $1,852,336, dated July 25, 2013, was amended to include the following terms:

1) the Loan should bear interest at a rate of 4.7% per annum, effective on November 20, 2013;

2) in the event that Parko fails to repay the principal in full to the Company upon due date, the interest rate of the Loan will be 15% per annum starting on January 1, 2014;

3) the maximum extension of the Loan should not be more than 30 days in any circumstances.

(10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine months ended September 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

The Company plans to acquire full management and operational rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province (the “Network”), pursuant to a written agreement, dated March 25, 2011. The Network is currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and has been in operation for 60 years. The Company does not have ownership of stores within the Network, which draws a large percentage of the region’s farming population who are beneficiaries of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, the Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network.

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

(11)

Results of Operations

Revenues – Related Party

We had revenues of $1,662,996 and $5,026,744 for the three and nine months ended September 30, 2013, respectively, of which $1,659,221 and $5,009,557, respectively, were from the sales of air time through the LCD display network. We currently gained all of our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP RMB2.54 ($0.41) per second for the air time they used for their advertisement.

We installed the first batch of 300 LCD displays in the Network during 2012 and will continue to roll-out more installations in 2014.

We charge at least RMB 2.54 ($0.41) per second for a 30-second video broadcasting 60 times per day within the Network when the number of LCD display is less than 3,000. The price per second will be increased when the number of LCD display exceeds 3,000 to reflect the increasing influence from the Network. The LCD displays will operate up to 12 hours a day in some locations and allow a maximum capacity of 15.8 million seconds per year available for sale. However, the sole advertising revenue contract with Hebei AMP will expire on December 31, 2013. There is no assurance that such contract will be renewed in the subsequent year. Our revenues will drop significantly without the renewal of the contract.

In addition, pursuant to the terms of the Agreements entered into between the Company and Hebei AMP, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. We serve primarily as a trading agent for Hebei AMP during the transactions. During the three and nine months ended September 30, 2013, the Company generated revenues of $3,775 and $17,187, respectively, from our trading agent business.

Comparatively, we had revenues of $1,713,228 and $2,284,453 for the three and nine months ended September 30, 2012, respectively, all of which were from the sales of air time for the clients’ advertisement through the LCD display network commencing since June of 2012.

Cost of Revenues

Cost of revenues recorded at $43,009 and $95,750 for the three and nine months ended September 30, 2013, respectively. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expense in connection with equipment for advertising and broadcasting was included in cost of revenues, which was $26,121 and $4,774 for the three and nine months ended September 30, 2013, respectively.

Comparatively, we had cost of revenues in the amount of $98,800 and $161,485 for the three and nine months ended September 30, 2012, respectively, all of which were related to the sales of air time for the clients’ advertisement through the LCD display network commencing since June of 2012.

Operating Expenses

We had operating expenses of $206,897 and $544,205 for the three and nine months ended September 30, 2013, respectively, compared to operating expenses of $117,778 and $284,053 for the three and nine months ended September 30, 2012, respectively. The increase of $260,152 during the nine months ended September 30, 2013 was due primarily to the increase in expenses in being a public company in US.

Our operating expenses were primarily composed of professional fees, recruitment, marketing, advertising, travelling expenses, and non-cash stock based compensation, which was $37,500 and $80,393 during the nine months ended September 30, 2013 and 2012, respectively.

On May 20, 2013, the Company issued 220,000 shares of its common stock at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was the fair value of the services to be rendered since the Company currently has a limited trading market. Accordingly, the stock based compensation was booked pro rata within the relative service periods.

Net Income

We had net income of $1,148,409 and $3,603,731 for the three and nine months ended September 30, 2013, respectively, compared to net income of $1,235,645 and $1,507,910 for the three and nine months ended September 30, 2012, respectively. The net income during the periods was due to sufficient gross profit from advertising business to cover our operating expenses. The increase in net income by $2,095,821 during the nine months ended September 30, 2013 was because we had no sales activities until June 2012.

Liquidity and Capital Resources

Cash flows provided by operating activities were $2,281,577 and $1,997,093 for the nine months ended September 30, 2013 and 2012, respectively. Cash flows from operations during the nine months ended September 30, 2013 were due primarily to net income of $3,603,731, plus the increase in taxes payable by $775,518, partially offset by the increase in advance to related parties in connection with business trade by $206,249, and the increase in advance to suppliers by $1,977,494. Positive cash flows from operations during the nine months ended September 30, 2012 were due primarily to the net income of $1,507,910, the increase in taxes payable in amount of $331,005, plus the non-cash stock compensation expense of $80,393, and the decrease in prepayment and deposit by $64,112.

Cash flows used in investing activities were $1,841,649 during the nine months ended September 30, 2013 due primarily to purchase of accounting software and advance to Parko, Hebei AMP’s business affiliate for $1,838,730. The original loan agreement with Parko was amended on November 20, 2013 to include interest at a rate of 4.7% per annum effective on the date of amendment. Comparatively, Cash flows used in investing activities were $159,608 during the nine months ended September 30, 2012, consisting of $120,403 used to purchase advertising equipment and construction in progress in amount of $39,205.

Cash flows provided by financing activities were $329,201 and $654,472 during the nine months ended September 30, 2013 and 2012, respectively. Cash flows from financing activities during the nine months ended September 30, 2013 were due primarily to the release of restricted cash of $300,000, which was in connection with the sales of common stock during the third quarter of 2012, plus the proceeds of $59,547 from shareholder loan, offset by the repayment of $30,346 to the related parties loan. Both shareholder loan and related parties loan bear zero interest and due on demand. Comparatively, Cash flows provided by financing activities were $654,472 during the nine months ended September 30, 2012 due primarily to proceeds of $28,419 from related parties loan, and $563,096 from the shareholder loan, both of which bears zero interest and due on demand, and capital contribution from non controlling interest in amount of $62,957.

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

We had cash of $2,052,881 on hand as of September 30, 2013. Currently, we have enough cash to fund our operations for the next 12 months. This is based on our self-generated income and cash inflow from operations. However, our expansion objectives are significantly affected by our ability to obtain extra funds. We estimate we would require about $10 million to meet our expansion objectives. We intend to raise the funds in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and our marketing and growth strategies. With regards to fund raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan in year 2014. To assist us in our financing plans we have engaged Axiom Capital Management, Inc. as our advisor.

Overall, we have funded our cash needs from inception through September 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

(12)

If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail number of stores in the Network
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our services, advertising market in Hebei Province, PRC, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from selling advertising time to Hebei AMP, our related party and major shareholder through a trustee holding, our business operations may be adversely affected if the relationship with Hebei AMP is broken.

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

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our principal financing and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our financial statements are prepared by our financial and accounting staff in accordance with generally accepting accounting principles in effect in the PRC; however we engage an outside consultant to convert our financial statements for presentation in accordance with generally accepted accounting principles in effect in the United States ("US GAAP"). We believe our internal controls over financial reporting in accordance with PRC GAAP are adequate for the proper supervision of the conduct of our business. Nevertheless, the need to convert our financial statements into US GAAP and the lack of familiarity of our accounting staff with US GAAP and US securities laws and regulations is a deficiency in our internal controls over financial reporting and disclosure controls and procedures. This deficiency, which is also a material weakness in our disclosure controls, will not be considered remediated until we hire financial and accounting personnel with the requisite knowledge and experience concerning US GAAP.

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

As of September 30, 2013, the Company had an advance to Heibei AMP in the amount of $3,419,144, representing the deposits made pursuant to fertilizer contracts in order to secure lower price of fertilizer for $1,566,808 and a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $1,852,336. The loan advance to Parko is due on December 31, 2013 with interest free for the period from July 25, 2013 through November 20, 2013, and bears interest at a rate of 4.7% for the period from November 20, 2013 through December 31, 2013, pursuant to an amendment entered into on November 20, 2013. The maximum extension of the Loan should not be more than 30 days in any circumstances. The interest rate will be increased to 15% per annum during the extension period.

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

(14)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012, other than the followings:

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

As of September 30, 2013, the Company had an advance to Heibei AMP in the amount of $3,419,144, representing the deposits made pursuant to fertilizer contracts in order to secure lower price of fertilizer for $1,566,808 and a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $1,852,336. The loan advance to Parko is due on December 31, 2013 with interest free for the period from July 25, 2013 through November 20, 2013, and bears interest at a rate of 4.7% for the period from November 20, 2013 through December 31, 2013, pursuant to an amendment entered into on November 20, 2013. The maximum extension of the Loan should not be more than 30 days in any circumstances. The interest rate will be increased to 15% per annum during the extension period.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

(15)

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Principal Financial and Accounting Officer*

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

10.1	Translation of loan agreement with Parko (Hong Kong) Limited, dated July 25, 2013*

10.2	Translation of addendum to Loan agreement with Parko (Hong Kong) Limited, dated November 20, 2013*

101

101.INS XBRL	Instance Document**
101.SCH XBRL	Taxonomy Extension Schema**
101.CAL XBRL	Taxonomy Extension Calculation Linkbase**
101.DEF XBRL	Taxonomy Extension Definition Linkbase**
101.LAB XBRL	Taxonomy Extension Label Linkbase**
101.PRE XBRL	Taxonomy Extension Presentation Linkbase**

* filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(16)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

(Registrant)

Date: November 21, 2013

By: /s/ Kit Ka

         Kit Ka

         Chief Executive Officer

(17)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer*
31.2	Certification of Principal Financial and Accounting Officer*

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

10.1	Translation of loan agreement with Parko (Hong Kong) Limited, dated July 25, 2013*

10.2	Translation of Addendum to Loan agreement with Parko (Hong Kong) Limited, dated November 20, 2013*

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **