Form 10-K
period 2013-12-31
CAM Group, Inc.
filed 2014-04-15
CIK 1419559

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53009

CAM Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2013 were $6,660,120.

The aggregate market value of the voting stock on April 15, 2014 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $656,075 based upon the most recent sales price ($0.10) for such Common Stock on April 15, 2014, there were 25,295,000 shares of our Common Stock issued and outstanding, of which approximately 6,560,750 shares were held by non-affiliates.

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

(3)

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

On April 17, 2012, CAMG completed a stock exchange transaction with China Agriculture Media Group Co., Ltd (“CAM Group”). CAM Group is organized and exists under the laws of Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”), which was incorporated on March 30, 2011. CAM Group is an investment holding company, whose only asset is 100% equity interest in China Agriculture Media (Hong Kong) Group Co. Ltd. (“CAM HK”). CAM HK is an investment holding company organized and exists under the laws of Hong Kong Special Administrative Region of PRC, with its only asset being a 98% equity interest in China Agriculture Media (Hebei) Co. Ltd. ( “CAM Hebei”). CAM Hebei was established in the Hebei Province, PRC on November 28, 2011 as a Chinese domestic enterprise. Immediately upon the Closing date, CAMG issued to the CAM Group shareholders 22,500,000 new investment shares of CAMG Common Stock and 1,000,000 shares of CAMG super-voting Preferred Stock to the CAMG Shareholders in exchange for all of their shares of registered capital stock of CAM Group. Upon completion of the exchange, CAM Group and its subsidiaries became subsidiaries of CAMG and the former owners of CAM Group then owned a ‘controlling interest’ in CAMG representing 98% of the voting shares of CAMG and 90% of the issued and outstanding shares of Common Stock. Our corporate structure after closing is set forth as follows:

CAM Group, Inc. (f/k/a RT Technologies, Inc.)
100%

China Agriculture Media Group Co., Ltd.
100%

China Agriculture Media (Hong Kong) Group Co., Ltd.
China Agriculture Media (Hebei) Co., Ltd.
98%

CAMG, CAM HK and CAM Hebei are hereafter collectively referred to as the “Company”.

CAMG manages the operations of CAM Hebei, a company which is principally engaged in developing the Chinese agricultural and consumer market. CAMG is building and growing its core business in advertising, wholesale and retail sales and is analyzing new market opportunities that would allow management to strategically expand into additional profitable and synergistic markets.

Current Business

Through December 31, 2013, CAMG has acquired marketing rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province that are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network. It is CAMG’s objective to capitalize on the buying power of this captive market with additional products.

CAMG’s primary source of revenues is from selling advertising time on monitors it has installed on the outside of 300 Network stores. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) Hebei AMP is a related party of the Company by common shareholders.

Advertising tools such as LCD displays, posters, and outdoor billboards will be available for potential clients who are intended to develop Chinese rural market, to advertise their products. These tools will also assist clients to build their corporate images, and assist government departments in providing general public service announcements to local residents.

By utilizing existing resources, such as the facilities, network and experience of the Company’s strategic partners, Hebei AMP and China Co-Op Hebei, CAMG can promptly establish its access to the rural retail market. The Company will act as the exclusive sales and advertising agent for up to 16,000 retail outlets located in Hebei province and strives to assist our clients to promote suitable products attractive to the rural consumer.

As of April 14, 2014, our advertising agreement with Hebei AMP had not been extended. As a result, we will not have any revenues during the first quarter of 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

(4)

Our Products and Services

Advertising Solutions

CAMG generates advertising service revenues from the sale of time slots in out-of-home television advertising networks and through the sales of frame space on poster frames and on traditional billboard networks.

CAMG will ultimately establish an advertising network primarily by installing LCD displays in up to 16,000 retail outlets within the Network. Clients including service providers, product manufacturers and government agencies will be able to utilize our advertising network to build corporate images, promote their products and spread the governments’ latest policies and news. Compared to traditional print ads and posters, we believe LCD’s offer the following advantages:

•	Ability to immediately alter or edit content

•	Higher return on investment by sharing space with multiple clients

•	High resolution graphics and increased visual appeal

•	Flexible distribution of content

Although LCD’s display have many advantages, other advertising channels are also valuable. For example, a tire manufacturer may want to have outdoor billboards placed near highways to catch drivers’ attention; a manufacturer may want to use leaflets to promote their products; or an insurance company may prefer to use a brochure to elaborate on various insurance plans. Therefore, CAMG will continue to develop a choice of advertising channels including:

•	LCD displays (26 or 32 inches)

•	Poster boards displayed on metal racks

•	Posters and outdoor billboards

•	Brochures and leaflets

Clients can choose the means of advertising based on the characteristics of their products or needs. The major advantages of using CAMG’s advertising service include:

•	Broad coverage

•	High market penetration

•	Cost-effective and efficient

•	Customizable service packages

Wholesale and Retail Solutions

CAMG currently has the sole right to manage and operate sales areas under CAMG’s administration within the Network. It can distribute consumer goods directly to the Network rather than going through various levels of distributors. By utilizing the existing resources, such as the facilities, network and experience of our strategic partners, CAMG can promptly establish its access to the rural retail market. The main features of our merchandising service include:

•	Providing clients with instant access to the rural retail market

•	Lowering traditional barriers to entry into the rural market

•	Providing integrated services including merchandising, logistics, and advertising

•	Saving clients’ time in establishing their own retail network

•	Giving clients an opportunity to increase existing market share

The clients can distribute their products by themselves, send promoters to the stores, and advertise products using their own resources. However, they are free to choose our value-added services to ease operations and lower capital costs in the stores. CAMG offers logistic, storage, advertising, product and store management services for clients who are interested in minimizing their operating risk.

Business Revenue Model

CAMG will continue to focus on developing the Network.

Advertising Business

CAMG installed the first batch of 300 LCD display in the Network during 2012. CAMG plans to charge at least RMB 2.54 ($0.41) per second for a 30-second video broadcasting 60 times per day within the Network when the number of LCD display is less than 3,000. The price per second will be increased when the number of LCD display exceeds 3,000 to reflect the increasing influence from the Network. The LCD displays will operate up to 12 hours a day in some locations and allow a maximum capacity of 15.8 million seconds per year available for sale.

CAMG is also planning to execute agreements for the development of outdoor billboards and expects to operate approximately 20 locations by the end of 2013. In addition, clients can place posters in the Network of stores in Hebei Province.

Wholesale and Retail Business

CAMG plans to generate wholesale and retail commissions by selling different kinds of products in the Network. CAMG will select appropriate products among prospective product manufacturers and/or chain store companies so that the products match the needs of the rural population.

CAMG will provide value-added services in store management, logistics and warehousing. These value-added services will be calculated based on a pre-determined percentage of sales volume.

(5)

Contractual Agreements with Hebei Agricultural Means of Production Co., Ltd. (Related Party and major shareholder through a trustee holding)

Advertising Revenues

After completing the installation of the LCD displays in 2012, CAMG has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012 to December 2013. During the year of 2013, CAMG generated all its advertising revenues from its major related party Hebei AMP in the amount of $6,641,060. As of April 14, 2014, our advertising agreement with Hebei AMP was not renewed. As a result, we had no revenues in the first quarter of 2014 and without a renewal of the agreement or agreements with other third parties, we may not have any sources of revenue.

Services revenues

Starting from December 2012, CAMG serves as an agent for Hebei AMP in fertilizer trading and generated all its revenues of $19,060 from the services provided in 2013. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers.

Target Market and Audience

Hebei Province

CAMG will continue to focus its efforts on developing its advertising, retail and wholesale sales in the Network. Hebei province is an agriculturally dominant province and an ideal location for developing the Chinese rural market. The following lists some key attributes of Hebei province:

•	40 million rural population; total population of approximately 70 million; ranked 6th in China.

•	Natural birth rate is 6.5%.

•	Gross GDP of RMB 1.7 trillion ($270 billion); ranked 6th in China

•	Gross production of grains in Hebei reached 29 billion kilograms, which is 5.5% of the nation; ranked 7th in China

•	One of the 13 grain production provinces in China; Hebei uses 6.3 million hectares as farmland for grains.

The income per capita of rural population increased from RMB 2,253 ($353) in 2000 to RMB 5,153 ($807) in 2009, and it is expected to keep increasing under a series of supportive governmental policies.

Source: National Bureau of Statistics of China

Marketing Strategy

Market Development for Advertising Business

CAMG will target mature enterprises who want to build their corporate images in the rural market, such as national telecom providers, state-owned banks and large fertilizer manufacturer.

Our own market research has indicated that local service providers such as banks and hospitals are using various channels such as newspaper and television to advertise their services in the rural markets. CAMG will provide other channels for governmental departments to educate the rural population and spread news and the latest public policies. We provide a cost efficient and effective solution compared to TV advertising and focus on out–of-home rather than in-home advertising.

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

Competition

CAMG competes with other companies in advertising area such as Focus Media, JCDecaux, ClearMedia, SearchMedia, AirMedia and VisionChina and the branded, like 7-11, and independent stores in China.

(6)

Comparison to Competitors and Competitive Advantage

Developing the Rural Market

Focus Media, AirMedia and VisionChina mainly expand their advertising networks within commercial buildings in urban cities, airports, and mass transportation systems respectively. The Company’s advertising business model is very similar to the business model of our competitors, but CAMG focuses on the national rural market which has relatively less competition compared to the urban areas. Although the income per capita of rural population is less than that of urban population, the volume of this market should compensate for the income gap between the rural and urban population.

Rural LCD Network

LCD display advertising is relatively new in rural areas of the PRC. CAMG management believes LCD technology could attract the attention of local people who may be curious about the new technology and as a result buy our advertised merchandise.

Mature Network

The Network has over 60 years of operating history, among it, Hebei AMP developed 19 large-scale logistic centers and more than 120 regional distribution centers. The total retail locations are approximately 16,000.

Barriers to entry

The barriers to entering the advertising market in Hebei Province and establishing an LCD network of this size would be unattainable without enormous amounts of capital. By leveraging the pre-existing Network, and utilizing existing logistics systems, CAMG management believes that CAMG can effectively reduce market costs and substantially lower its barriers to entry in this market. Since Hebei AMP is a state-owned company and the Chinese government has officially granted them the rights to manage the 16,000 retail locations in Hebei province covering a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents, the Company believes that other outdoor advertising companies will be at a competitive disadvantage to us.

Outsourcing

The development of our LCD network will be work intensive and likely require us to outsource additional employees for installation of the LCD screens. We installed the first batch of 300 LCD displays in the Network during 2012 and are evaluating and monitoring the cost effectiveness of continued expansion as compared to expansion into parallel and new markets. These stores are unevenly distributed amongst the rural areas of Hebei, and it is difficult to calculate the exact travel distance between each of them. The management team believes that it is not feasible to build a single engineering team to complete this task, therefore, we will outsource future installation to third parties.

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

Tax

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

(7)

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from SAFE. Capital investments by foreign-invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the State Reform and Development Commission.

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

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

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

(8)

Employees

As of December 31, 2013, CAM Hebei has 11 full-time employees and 5 part-time employees. The company expects to hire 14 more employees in 2014.

In addition CAMG will continue to share Hebei AMP’s existing workforce in most phases of development. This will consist of all levels of personnel.

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

Risks Related to Our Business and Industry

We rely on our related party for a significant portion of our business. If we are unable to maintain good relationships with our related party, our business could suffer. Through December 31, 2013, all of our revenues were derived from Hebei AMP, a related party and major shareholder through a trustee holding through common management located in the PRC. Our advertising agreement with Hebei ended on December 31, 2013 and has not been renewed. As a result, we had no revenues through the first quarter of 2014. We cannot assure that we will be able to enter into new agreements with Hebei AMP or other parties on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with Hebei AMP, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

Our failure to maintain existing relationships with Hebei AMP, National AMP and China Co-op or obtain new relationships that allow us to place our LCD flat-panel displays, advertising poster frames and outdoor traditional and LED digital billboards in desirable locations would harm our business and prospects.

•	We will derive a substantial majority of our revenues from the provision of advertising services, and advertising is particularly sensitive to changes in economic conditions and advertising trends. We may be unable to adequately deal with these changing conditions and trends that could have a negative impact on our financial statements and the value of your investment.

•	Our operating results are difficult to predict and may fluctuate significantly from period to period in the future resulting in uncertainty and lower pricing for our shares.

•	Failure to manage our growth and operations could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we operate, either of which could materially and adversely affect our business and growth potential.

•	If we are unable to adapt to changing regulatory requirements or advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues which may materially and adversely affect our business prospects and revenues.

•	We may be deemed a PRC resident enterprise under the PRC Enterprise Income Tax Law and be subject to the PRC taxation on our worldwide income which could create losses or a significant reduction in our net income and a decrease in the value of your shares.

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

(9)

Risks Relating to the People’s Republic of China

Substantially all of our assets are located in China and substantially all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

•	The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in China and our liquidity and access to capital and limit our ability to effectively operate our business.

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

•	If tax benefits currently available to us in PRC were no longer available, our effective income tax rates for our PRC operations could increase. If our PRC tax rates increase we may be unable to operate or turn a profit and you may lose the entire value of your investment.

•	Dividends we receive from our operating subsidiaries located in the PRC may be subject to PRC withholding tax. As a result, we may be unable to receive income from our operations and our share price could drop significantly.

•	Restrictions on currency exchange may limit our ability to utilize our revenues effectively. If we are not able to utilize our revenues we may be unable to execute our business plan or compete with other companies in the advertising services market.

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

•	Fluctuations in exchange rates could result in foreign currency exchange losses. Such losses could negatively impact our financial statements and in turn negatively affect your shares.

Appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

•	The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations. Any such adverse effects could negatively impact the value of your stock.

•	Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences resulting in significant losses, disruption to our operations or even a complete failure of the company. As a result you could lose your entire investment.

As our ultimate holding company is a U.S. corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.

•	Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including federal securities laws or other foreign laws against us or our management so you may be unable to ever file a claim against us or receive an enforceable judgment.

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

(10)

Risks Relating to Investment in Our Securities

•	Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

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

•	If we fail to maintain effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected causing the value of your stock to significantly drop.

•	We do not foresee paying cash dividends in the near future and as a result you will not receive any dividend yield from holding our securities.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

•	We may issue more stock, which could dilute your stock and negatively impact the value of your investment.

We may conduct additional capital-raising in order to pursue new market opportunities. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to shareholders and/or increased debt service commitments. Accordingly, if we issue additional stock, it could reduce the value of your stock.

•	Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. As a result you may be unable to exit your position and you may lose all or a portion of your investment.

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

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of significant current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

•	The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.

•	Penny stock markets have been prone to abuse in recent years. Such abuse represents an increased risk for you not only because only because our shares may be subject to higher risk of abuse and manipulation but also because our shares will trade at a lower valuation than securities traded on more reputable stock exchanges.

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

•	The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

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

(11)

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

ITEM 4. (REMOVED AND RESERVED

(12)

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2013 price range per share	$3.50 - .90	$2.00 - .75	$1.26 - .20	$.20 - .14
2012 price range per share	$1.01-3.99	$3.99-4.00	$2.00-4.00	$0.05-0.05

General

We are authorized to issue 90,000,000 shares of our common stock, par value $.001 per share and 10,000,000 shares of our preferred stock, par value $.001 per share.

Common Stock

As of April 15, 2014, there were 25,295,000 shares of our common stock issued and outstanding, which were held of record by approximately 355 shareholders.

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

Series A Preferred Stock. The Company is authorized to issue up to ten million (10,000,000) shares of Preferred Stock, which are hereby designated as “Series A Preferred Stock” with the following rights, preferences, privileges and restrictions, qualifications and limitations. As of December 31, 2013, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

Voting Rights. On any matter presented to the common stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), notice shall be presented to the holders of the Series A Preferred Stock, and each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast 100 votes for each share of Series A Preferred Stock held. Except as provided by law or by the other provisions of this Certificate, holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Series A Preferred Stock Protective Provisions. In addition to any other rights provided by law, at any time any shares of Series A Preferred Stock are outstanding, as a legal party in interest, the Company, through action directly initiated by the Company’s Board of Directors or indirectly initiated by the Company’s Board of Directors through judicial action or process, including any action by common shareholders, shall not, either directly or indirectly by amendment, merger, consolidation or otherwise, take any of the following actions without first obtaining the affirmative written consent of 51% of the Series A Holders:

a.	Amend, alter or repeal any provision of the Articles of Incorporation, this Certificate for the Series A Preferred Stock or Bylaws of the Company in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock in any respect;

b.	Declare or pay any dividends or make any distributions to any holder(s) of Common Stock or other equity security of the Company or purchase or otherwise acquire for value, directly or indirectly, any Common Stock or other equity security of the Company;

c.	Sell, transfer or otherwise dispose of any properties, assets and rights including, without limitation, its intellectual property;

d.	Create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to dividends, the distribution of assets on the liquidation, dissolution or winding up of the Company, the accrual of payment of dividends and rights of redemption, or increase the authorized number of shares of Series A Preferred Stock or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, or the payment of dividends and rights of redemption;

e.	(i) Reclassify, alter or amend any existing security of the Company that is pari passu with the Series A Preferred Stock in respect of the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to the Series A Preferred Stock in respect of any such right, preference or privilege, or (ii) reclassify, alter or amend any existing security of the Company that is junior to the Series A Preferred Stock in respect of the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends or rights of redemption, if such reclassification, alteration or amendment would render such other security senior to or pari passu with the Series A Preferred Stock in respect of any such right, preference or privilege;

f.	Purchase or redeem (or permit any subsidiaries to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than (i) redemptions of or dividends or distributions on the Series A Preferred Stock as expressly authorized herein, (ii) dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock or (iii) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Company or any subsidiaries in connection with the cessation of such employment or service at the lower of the original purchase price or the then-current fair market value thereof;

g.	Create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiaries to take any such action with respect to any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action would exceed $500,000 other than equipment leases or bank warehouse lines of credit, unless such debt security has received the prior approval of the Board of Directors; provided, however, that the Company may incur up to an aggregate of $3,000,000 for a non-equity linked, non-convertible unsecured debt financing;

h.	Create, or hold capital stock in, any subsidiaries that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiaries of the Company, or permit any direct or indirect subsidiaries to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiaries; and

i.	Initiate any action with a regulatory, governmental, administrative, judicial entity or individual in an attempt to abrogate or diminish in any way the rights, preferences and privileges of these Series A Preferred Stock.

(13)

Transfer Agent. So long as any shares of Series A Preferred Stock remain outstanding, the Company shall not change transfer agents without the express written consent of 100% of the Series A Holders.

Redemption. The Series A Preferred Stock shall not be redeemable by the Company.

Re-issuance. No share or shares of Series A Preferred Stock acquired by the Company by reason of conversion, redemption or otherwise shall be reissued as Series A Preferred Stock, and all such shares thereafter shall be returned to the Company’s treasury under the status of undesignated and un-issued shares of Preferred Stock of the Company.

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

Stock Warrants Grants

During the third quarter of 2012, the Company issued 2,218,900 one-year warrants at a price of $1.20 per warrant to 166 accredited investors for total proceeds of $2,662,680, of which $2,455,200 was collected through a third party escrow account. The Company is not the beneficiary of the escrow account. Since the Company has not received the warrants proceeds, the Company recorded a subscription receivable in the amount of $2,662,680 to the accompanying consolidated balance sheets.

During April 2013, our board of directors advised our attorney to amend the investors’ warrants to be refunded in the event that the warrants are not exercised on or before expiration. Accordingly, the transaction was independently negotiated between the Company and the investors. The Company evaluated the transaction based on the fact that the Company had long-term contracts for revenue generation, and positive shareholder equity at the time of entering the subscription agreements. There were no warrants exercised on or before the expiration. The proceeds of $2,455,200 were refunded to the investors by the escrow agent during the third quarter of 2013.

Registration Rights

A non-affiliated shareholder has "Piggyback Registration Rights" on a total of 800,000 shares of common stock. He was granted the right to "piggyback" the shares of their common stock on each registration statement filed by the Company and/or its successors or assigns so long as the registration form to be used is suitable for the registration of the shares. The Company will provide at least fifteen (15) days written notice of the intended filing date of any registration statement and the shareholder shall have ten (10) days after receipt of such notice to notify the Company of its intent to include their shares in the registration statement. The Company shall keep any registration statement onto which any shareholder has "piggybacked" its shares current and effective for a period of up to two (2) years from the date on which the shareholder is first entitled to sell the total number of its shares registered there under. Such securities will cease to have Piggyback Registration rights when (a) they have been effectively registered under the 1933 Act and disposed of in accordance with the registration statement covering them, (b) they have been sold, or may be sold without volume restrictions pursuant to Rule 144(b)(1) promulgated by the SEC under the 1933 Act, or (c) they have been otherwise transferred and new certificates for them not bearing a restrictive legend have been issued by the Company and the Company shall not have “stop transfer” instructions against them.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On May 20, 2013, the Company issued 220,000 shares of its common stock, which were approved by the Board of Directors on January 16, 2013, at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. The services agreement was consummated during the year of 2013.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc., located at 7951 SW 6th Street, Suite 216, Plantation, FL 33324. Their website is www.guardianstocktransfer.net

(14)

ITEM 6. SELECTED FINANCIAL DATA

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

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipment for advertising and broadcasting are included in cost of revenues.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Revenues - Related Party

We had revenue of $6,660,120 and $3,978,756 for years ended December 31, 2013 and 2012, respectively, of which $6,641,060 and $3,963,860 in 2013 and 2012, respectively, from the sales of air time for the clients’ advertisement through the LCD display network. We currently gained all our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charge at least RMB 2.54 ($0.41) per second for a 30-second video broadcasting 60 times per day within the Network when the number of LCD display is less than 3,000. The price per second will be increased when the number of LCD display exceeds 3,000 to reflect the increasing influence from the Network. The LCD displays will operate up to 12 hours a day in some locations and allow a maximum capacity of 15.8 million seconds per year available for sale. However, the sole advertising revenue contract with Hebei AMP will expire on December 31, 2013. This contract has not been renewed. As a result, we have had no revenues through April 14, 2014.There is no assurance that such contract will be renewed in the subsequent year or that we will enter into contracts with other third parties. Our revenues will drop significantly without the renewal of the contract.

Starting from December of 2012, we served as a trading agent for Hebei AMP during the fertilizer trading. These services are generally billed on a time-cost plus basis. Revenue is recognized when services are rendered, products have been delivered, payments have been received, and risk of ownership has been transferred and accepted by the customers. The revenue from this section was $19,060 and $14,896 for the years ended December 31, 2013 and 2012, respectively. We expect our revenues from fertilizer trading to increase during 2014 as our moves toward implementing our business plan, including direct contracts with fertilizer manufacturers and whole sellers, instead of agent services.

Cost of Revenues

Cost of revenues recorded at $130,971 and $142,652 for the years ended December 31, 2013 and 2012, respectively. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. The depreciation expenses in connection with equipment for advertising and broadcasting were included in cost of revenues, which were $34,953 and $9,607 for the years ended December 31, 2013 and 2012, respectively.

(15)

Net Income

We had net income of $4,976,390 and $2,485,738 for the years ended December 31, 2013 and 2012, respectively. The net income during the years of 2013 and 2012 was due to sufficient gross profit to cover our operating expenses. We currently gained all our advertising revenues from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $0.41 per second for the air time they used for their advertisement. However, the sole advertising revenue contract with Hebei AMP will expire on December 31, 2013. There is no assurance that such contract will be renewed in the subsequent year. Therefore, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

General and Administrative Expenses

We had general and administrative expenses of $565,606 and $497,435 for the years ended December 31, 2013 and 2012, respectively. The expenses in 2013 were mainly composed of the expense of advertising recruitment, travelling expenses and expenses related to expansion of its network. It also included stock based compensation of $50,000 resulting from the issuance of 220,000 shares of its common stock at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was the fair value of the services to be rendered since the Company currently has a limited trading market.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

(All amounts in U.S. dollars)

	For the Year
	Ended December 31,
	2013*	2012*
	(Consolidated)	(Consolidated)
Net cash provided by/(used in) operating activities	$4,003,316	$608,681
Net cash (used in) investing activities	$(10,960)	$(164,564)
Net cash provided by financing activities	$275,505	$788,538

Net increase (decrease) in cash and equivalents	$4,351,613	$1,244,532
Cash and cash equivalents, beginning of period	$1,248,673	$4,141
Cash and cash equivalents, end of period	$5,600,286	$1,248,673

* The above financial data have been derived from our audited consolidated financial statements for the twelve months ended December 31, 2013 and 2012.

Cash flows provided by operating activities were $4,003,316 and $608,681 for the years ended December 31, 2013 and 2012, respectively. Positive cash flows from operations in 2013 were due primarily to the net income of $4,976,390, the increase in taxes payable in amount of $919,502, plus the non-cash stock compensation expense of $50,000, offset by the increase in accounts receivable and advance to suppliers in amount of $1,654,147 and $1,705,807, respectively, pursuant to fertilizer contracts.

Positive cash flows from operations in 2012 were due primarily to the net income of $2,485,738, the increase in taxes payable in amount of $699,563, plus the non-cash stock compensation expense of $80,393, offset by the increase in advance to suppliers in amount of $2,701,831 pursuant to fertilizer contracts.

Cash flows used in investing activities were $10,960 and $164,564 during the years ended December 31, 2013 and 2012, respectively. Cash flows used in investment during 2013 were due to the purchase of office equipment. Comparatively, the cash flows used in investment during 2012 were due to purchase of LCD display for advertising business.

Cash flows provided by financing activities were $275,505 and $788,538 during the year ended December 31, 2013 and 2012, respectively. Cash flows from financing activities during 2013 were due primarily to the release of restricted cash of $300,000, which was in connection with the sales of common stock during the third quarter of 2012, offset by the repayment of $24,495 to the shareholder loan. Comparatively, positive cash flows from financing activities in 2012 was due primarily to proceeds of $24,779 from related parties loan, and $700,595 from the shareholder loan, both of which bears zero interest and due on demand, and capital contribution from non controlling interest in amount of $63,164. In addition, the Company had proceeds of $300,000 from sales of stock at a price of $4.00 to our chairman. Since the total proceeds of $300,000 were held in escrow, there were no effects on cash flow from financing activities.

Our contract with Hebei AMP was not renewed at 2013 year end and we currently have no sources of revenue which will adversely impact on our liquidity and capital resources.

Capital Expenditures

We had cash of $5,600,286 on hand as of December 31, 2013. Currently, we have enough cash to fund our operations for the next 12 months. This is based on our self-generated income and cash inflow from operations. However, our expansion objectives are significantly affected by our ability to obtain extra funds. We estimate we would require about $10 million to meet our expansion objectives. We intend to raise the funds in the US capital markets through road shows or investor presentation meetings. In October 2012 we hosted two seminars at San Francisco and New York City respectively to let attendees meet with our management team and our marketing and growth strategies. With regards to fund raising, we intend to hold road shows in different U.S. cities and reach various institutional investors to present our business development plan in year 2014.

Overall, we have funded our cash needs from inception through December 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $127,110 in fiscal 2013. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2013	2012
Balance sheet items, except for the registered and paid-up capital as of December 31, 2013 and 2012	USD 1:RMB 6.1104	USD 1:RMB 6.2313
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2013 and 2012	USD 1:RMB 6.1905	USD 1:RMB 6.3105

(16)

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 15, 2013

5296S.CommerceDr

Suite300

SaltLakeCity,Utah84107

USA

(T)801.281.4700

(F)801.281.4701

SuiteA,5/F

MaxShareCenter

373KingsRoad

NorthPoint

HongKong

(T)852.21.555.333

(F)852.21.165.222

(17)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CAM Group, Inc.

We have audited the accompanying consolidated balance sheet of CAM Group, Inc. and subsidiaries (the “Company”), as of December 31, 2013 and the related consolidated statements of operations and comprehensive income, changes’ in stockholders’ equity and cash flows, for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over finance reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, March 28, 2014

(18)

ITEM 8. FINANCIAL STATEMENTS

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Current Assets

Cash and cash equivalent	$5,600,286	$1,248,673
Cash and cash equivalent - restricted	—	300,000
Accounts receivable	1,675,831	—
Advance to suppliers	3,225,615	2,803,593
Prepayment and deposits	2,703	1,095
Other receivable	2,335	4,012
Total Current Assets	10,506,770	4,357,373

Plant and Equipment, Net	135,722	156,926

Total Assets	$10,642,492	$4,514,299

Liabilities
Accounts payables and accrued expenses	$81,279	$42,521
Due to shareholders	698,718	709,497
Due to related parties	58,838	57,696
Other payables	—	—
Income Tax Payable	1,654,025	708,453
Total Liabilities	2,492,860	1,518,167

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of December 31, 2013 and 2012, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 and 25,075,000	25,295	25,075
shares issued and outstanding as of December 31, 2013 and 2012, respectively
Additional paid-in capital	556,790	3,169,690
Subscription receivable	—	(2,662,680)
Accumulated other comprehensive income	153,321	28,753
Retained earnings (deficits)	7,361,766	2,385,376
Total equity	8,098,172	2,947,214

Non-controlling interest	51,460	48,918

Total Liabilities and Equity	$10,642,492	$4,514,299

The accompanying notes are an integral part of these consolidated financial statement

(19)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Years Ended December 31, 2013 and 2012

	For the years ended
	December 31, 2013	December 31, 2012

Revenue - related party	$6,641,060	$3,963,860
Revenue - other, related party	19,060	14,896
Total Revenues	6,660,120	3,978,756
Cost of revenue	130,971	142,652
Gross profit	6,529,149	3,836,104

Operating expenses:
Selling, General & administrative expenses	565,606	497,435
Advertising expenses	69,236	107,516
Total operating expenses	634,842	604,951

Operating income	5,894,307	3,231,153

Other income (expenses)
Interest income	9,692
Loss from currency exchange	(8,107)	(45,852)
Total other income (expenses)	1,585	(45,852)

Income before income tax	5,895,892	3,185,301

Income tax expense	919,502	699,563

Net income	4,976,390	2,485,738
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to CAM Group common shareholders	4,976,390	2,485,738

Net income per share:
Basic	$0.20	$0.10
Diluted	$0.04	$0.02

Weighted average number of shares
Basic	25,210,616	24,304,726
Diluted	125,210,616	124,304,726

Comprehensive income:
Net income	$4,976,390	$2,485,738
Foreign currency translation adjustment	127,110	30,235
Comprehensive income:	5,103,500	2,515,973
Comprehensive income attributable to noncontrolling interests	2,542	605
Comprehensive income attributable to CAM Group	$5,100,958	$2,515,368

** less than $.01
The accompanying notes are an integral part of these consolidated financial statements

(20)

CAM Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2013 and 2012

	For the years ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income (loss)	$4,976,390	$2,485,738
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	34,953	9,607
Stock based compensation	50,000	80,393
Changes in operating assets and liabilities:
Accounts receivable	(1,654,147)	—
Advance to suppliers	(1,705,807)	(2,701,831)
Advance to related parties - business trade	1,343,995	—
Prepayments and other receivable	168	(3,962)
Accounts payable and accrued expenses	38,262	42,025
Other payables	—	(2,852)
Taxes Payable	919,502	699,563
Net cash provided by operating activities	4,003,316	608,681

Cash flows from investing activities:
Purchase of property and equipment	(10,423)	(164,564)
Construction in progress	(537)	—
Net cash used in investing activities	(10,960)	(164,564)

Cash flows from financing activities:
Capital contribution	—	63,164
Proceeds from shareholders loan payable	—	700,595
Proceeds from related party loan payable	—	24,779
Repayments to shareholders loan payable	(24,495)	—
Changes in restricted cash	300,000	(300,000)
Proceeds from stock issuance	—	300,000
Net cash provided by financing activities	275,505	788,538

Effect of changes in exchange rate	83,752	11,877

Net increase/(decrease) in cash and cash equivalents	4,351,613	1,244,532

Cash and cash equivalents at the beginning of the year	1,248,673	4,141

Cash and cash equivalents at the end of the year	$5,600,286	$1,248,673

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(21)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficits
For The Years Ended December 31, 2013 and 2012

	Preferred shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficits	Total
Balance at December 31, 2011	1,000,000	$1,000	22,500,000	$22,500	129,192	$—	$(1,482)	$(100,362)	$50,848

Reorganization due to recapitalization			3,392,147	3,392	(3,392)		—	—	—
Shares cancelled in reverse re-capitalization			(2,500,000)	(2,500)	2,500				—
Shares issued for consulting service			1,607,853	1,608	78,785				80,393
Shares issued for cash purchase			75,000	75	299,925				300,000
Warrants issued for cash purchase					2,662,680	(2,662,680)			—
Non controlling interest contribution									—
Net income			—					2,485,738	2,485,738
Foreign currency translation adjustments			—				30,235		30,235

Balance at December 31, 2012	1,000,000	$1,000	25,075,000	$25,075	3,169,690	$(2,662,680)	$28,753	$2,385,376	$2,947,214

Shares issued for consulting service			220,000	220	49,780				50,000
Cancellation of warrants					(2,662,680)	2,662,680			—
Net income			—					4,976,390	4,976,390
Foreign currency translation adjustments			—				124,568		124,568

Balance at December 31, 2013	1,000,000	$1,000	$25,295,000	$25,295	556,790	$—	$153,321	$7,361,766	$8,098,172

The accompanying notes are an integral part of these consolidated financial statements

(22)

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

(23)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2013, the Company had balance in accounts receivable of $1,675,831.

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

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with this related party, pursuant to which the related party agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. During the year of 2013, the Company generated all its advertising revenues from the related party in amount of $6,641,060.

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

Advertising Expenses

Advertising costs are expensed as incurred. The Company had $69,236 and $107,516 advertising costs for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling Costs

All shipping and handling costs are included in cost of sales. The Company had no freight out expense during the period presented.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2011, 2012 and 2013 are open for tax examination by taxing authority.

The Company conducts major businesses in the PRC and Hong Kong and is subject to tax liabilities in these two jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities. As of December 31, 2013, the Company had no outstanding tax due with its tax authority in the PRC, and provisions for profit taxes due with its tax authority in Hong Kong were accrued.

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

Non-Controlling Interests

Non-Controlling interest represents the 2% equity interest of CAM Hebei held by Hebei Agricultural Means of Production Co. Ltd (“Hebei AMP”), through its wholly-owned subsidiary, as of December 31, 2013.

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

(24)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	2013	2012
Balance sheet items, except for the registered and paid-up capital as of December 31, 2013 and 2012	USD 1:RMB 6.1104	USD 1:RMB 6.2313
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2013 and 2012	USD 1:RMB 6.1905	USD 1:RMB 6.3105

Basic and Diluted Earnings per Share

The Company calculates earnings per share in accordance with FASB ASC 260 “Earnings per Share”.  Basic earnings per share are calculated by dividing the Company’s net income or loss applicable to common shareholders by the weighted average number of common shares during the period. If applicable, diluted earnings per share are computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and options and the if-converted method for convertible instruments when the conversion is not dependent on a substantive non-market based contingency during the period. Accordingly, this presentation has been adopted for the periods presented.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 6 in the financial statements.

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recently Issued Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-05, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

3. CASH AND CASH EQUIVALENTS

As of December 31, 2013, the cash balance was $5,600,286, of which $5,264,569 was held in major financial institutions located in Hong Kong, and $325,829 was held in major financial institutions located in the PRC and $9,888 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

(25)

4. ADVANCED TO suppliers

As of December 31, 2013 and 2012, the Company had advanced to suppliers in the amount of $3,225,615 and $2,803,593, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers		Advanced to Suppliers
Supplier A		$1,497,447	46.4%
Supplier B		1,728,168	53.6%
	Total	$3,225,615	100.0%

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	December 31, 2013	December 31, 2012
Cost:
Computer equipment and software	$13,083	$5,334
Advertising equipment	167,429	161,321
Construction in progress	544	-
Total	181,056	166,655
Accumulated depreciation	(45,334)	(9,729)
Net	$135,722	$156,926

During the years ended December 31, 2013 and 2012, the Company had depreciation expenses of $34,953 and $9,607, respectively, included in cost of revenues.

6. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of December 31, 2013 and 2012 consisted of following:

	As of
	December 31, 2013	December 31, 2012

Hebei AMP (a)	$58,838	$57,696

PMI (b)	579,253	592,350
Shareholder (c)	119,465	117,147
Total	$757,556	$767,193

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun, Chairman of the Company during the period from April 17, 2012 through December 11, 2013, is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, General Manager, Director of the Company during the period from April 17, 2012 through December 11, 2013, is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stock as a trustee holding the shares for Hebei AMP.

As of December 31, 2013 and 2012, the balance due to Hebei AMP was $58,838 and $57,696, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. The Company repaid the loans payable to PMI in amount of $24,495 in 2013. As of December 31, 2013, the outstanding balance due to PMI was $579,253.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $119,465 due to the Company’s former President as of December 31, 2013. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. During the years ended December 31, 2013 and 2012, the Company generated all its advertising revenues from Hebei AMP in amount of $6,641,060 and $3,963,860, respectively.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the years ended December 31, 2013 and 2012, the Company generated revenues of $19,060 and $14,896, respectively, from trading agent business.

(26)

7. STOCK BASED COMPENSATION

On May 20, 2013, the Company issued 220,000 shares of its common stock, which were approved by the Board of Directors on January 16, 2013, at its fair value for one-year professional and accounting services related to the preparation and filing of the Company’s quarterly and annual reports, EDGAR services, and the preparation of corporate tax returns. The value of the shares in amount of $50,000 was determined using the value of the services to be rendered since the Company currently has a limited trading market. The services agreement was consummated during the year of 2013. Accordingly, the stock based compensation of $50,000 was included in the consolidated statements of operations for the year ended December 31, 2013.

8. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2013.

As of December 31, 2013, the U.S. operation had net operating losses of $298,672 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2033.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012

Current taxes	$919,502	$699,563
Deferred taxes	0	0
	$919,502	$699,563

9. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of December 31, 2013, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the years ended December 31, 2013 and 2012, respectively:

	For the years ended
	12/31/2013	12/31/2012
Net Income	$4,976,390	$2,485,738
Net Income per Share
Basic	0.20	0.10
Diluted	0.04	0.02
Weighted Average Number of Shares Outstanding
Basic	25,210,616	24,304,726
Diluted	125,210,616	124,304,726

10. Warrants

The following tables summarize all warrant outstanding as of December 31, 2013, and the related changes during this period.

	Number of Warrants	Weighted Average Exercise Price
Stock Warrants
Balance at January 1, 2013	2,218,900	$2.80
Granted	0	0
Exercised	0	0
Expired	(2,218,900)	$2.80
Balance at December 31, 2013	0	0
Warrants Exercisable at December 31, 2013	0	$0

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

11. CONCENTRATION AND RISK

For the years ended December 31, 2013 and 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 6(a)) located in the PRC.

12. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2014	$4,800
Total	$4,800

For the years ended December 31, 2013 and 2012, rental expense was approximately $9,600 and $4,800, respectively.

13. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of December 31, 2013.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2014, CAM Group, Inc. dismissed Anderson Bradshaw PLLC as its independent registered public accounting firm and engaged Dominic K.F. Chan & Co. as our independent registered public accounting firm. Anderson Bradshaw PLLC had served as our independent auditor since April 12, 2012 and audited our consolidated financial statements for the year ended December 31, 2012. The dismissal of Anderson Bradshaw PLLC was approved by our Board of Directors. Anderson Bradshaw PLLC did not resign or decline to stand for re-election.

The report of Anderson Bradshaw PLLC dated April 15, 2013 on consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Anderson Bradshaw PLLC we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Anderson Bradshaw PLLC would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining Dominic K.F. Chan & Co. (1) neither we nor anyone on our behalf consulted Dominic K.F. Chan & Co. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Dominic K.F. Chan & Co. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2013, we have not established effective internal controls.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2013, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements. Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

(28)

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Kit Ka	61	Chief Executive Officer, Principal Financial and Accounting Officer
Yichuan Wang	52	Director
Enrique Marchese	46	Independent Director
Yanhui Zhang	60	Independent Director
Yongli Xia	50	Independent Director

The following is a summary of the biographical information of our current directors and executive officers:

Kit Ka – President, Chief Executive Officer and Principal Financial and Accounting Officer

Ms. Ka has served as our Chief Executive Officer since September 24, 2012, served as our president since July 29, 2013 and served as our Principal Financial and Accounting Officer since November 15, 2013. Ms. Kit Ka also serves as an Independent Non-Executive Director of Cosmopolitan International Holdings Ltd. and is a founder and director of Sharp Wind Development Limited, Southcom Internet Technology Limited and Southcom Limited, which are principally engaged in the telecommunication service industry. Apart from her experience in telecommunication service industry, Ms. Ka has also developed various businesses in China involving property development and coal mining. Ms. Ka received her bachelor’s degree in English Language and Literature at the Guangzhou University of Foreign Languages. Ms. Ka was selected as our president because of her business background and experience from property development and coal mining business.

Yichuan Wang – Director

Mr. Wang has served as a director since April of 2012. Mr. Wang was a member of the PRC military from 1978 to 1993 where he developed significant leadership skills and logistics experience. In 1996 he successfully founded a conference tourism and inspection company called Tianpeng Holiday B&T Development Co., Ltd., in Beijing, PRC. Mr. Wang has more than 15 years’ experience travelling to various countries for governmental purposes and meeting with government officials. He has a developed business acumen and a proven track record of entrepreneurship and success. Mr. Wang joined Board of Directors since 2011. Upon the establishment of the company he was widely recommended by all parties including the Hebei government. His involvement has enabled to maintain good relationship with the local government. Mr. Wang was chosen as a director because of his governmental and business experience.

Enrique Marchese – Independent Director

Mr. Enrique Marchese has served as a director during the period from August 13, 2012 through March 31, 2014. Mr. Marchese resigned from his directorship due to the expiration of the employment agreement. Mr. Marchese has been running his own corporate and investment advisory firm since 2009. He is an experienced investment banker having completed a broad range of public and private financing and M&A advisory assignments across the globe. His industry experience covers chemicals, transportation, manufacturing, retailing, consumer products and consumer internet. Mr. Marchese began his investment banking career at Donaldson, Lufkin & Jenrette in 1996 and subsequently held positions at Merrill Lynch and Deutsche Bank. Enrique also gained experience in global logistics and supply chain management while serving in the U.S. Navy. Mr. Marchese was chosen as a director because of his investment banking and industry experience.

Mr. Marchese graduated with an M.B.A. from the Booth School at the University of Chicago and holds a B.S. from the United States Naval Academy.

Yanhui Zhang – Independent Director

Mr. Zhang has served as a director since December 30, 2012. Mr. Zhang, a member of Communist Party of China, serves as a Secretary for the party and is a member of the CPPCC (Chinese People's Political Consultative Conference). Mr. Zhang currently sits on the Hebei Provincial Committee and is the council Director of the Hebei Supply and Marketing Cooperative Association. As a graduate student Mr. Zhang attended the Central Party School of the Communist Party of China where he earned a master’s degree in law. Mr. Zhang began his career in 1971 as an Office Director for the Hebei Supply and Marketing Cooperative Association. He has worked as a Secretary for the general office of the Provincial Party Committee, he was a Vice Director at the research office of the Provincial Party Committee Organization Department and was a Clerk for the Ningjin County Party Committee. In 2003, Mr. Zhang was the President of the Hebei Cotton Association, in 2006 he served as President of the Federation of Farmers’ Cooperative Economic Organization and in 2009 he was Chairman of the Board for New Cooperation Group Holdings Limited. Mr. Zhang was chosen as a director because of his legal and business experience.

Yongli Xia – Independent Director

Mr. Xia has served as a director since December 30, 2012. Mr. Xia, a member of the Communist Party of China, also serves as a Deputy Director of the Hebei Supply and Marketing Cooperative Association. As a graduate student Mr. Xia attended the Central Party School of the Communist Party of China where he earned a master’s degree in law. Mr. Xia specializes in enterprise economics management. He began his career in 1982 as a Vice Section Chief of the Supply and Marketing Cooperative Non-staple Food and Salt Company (the “NSF-Cooperative”). He was later promoted to Section Chief for the salt and tea department, and the salt industry department within the NSF-Cooperative. Mr. Xia has worked as General Manager of the Hebei Salt Sales Corp., he has been a Secretary of the Communist Party, a Director of Provincial Salt Management Office, and Vice Chairman and Chairman of the Board of the Hebei New Cooperation Group Holdings Limited. While serving as a Director of the Provincial Salt Management Office, he was recognized as an “Advanced Party Member” and “Advanced Worker” in 1997, 1999 and 2002. He was also awarded the title of “Udarnik” by the Provincial Youth League Committee in 1998 in recognition of his high productivity and enthusiasm. Mr. Xia was chosen as a director because of his business experience.

Except as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or executive officers.

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

(29)

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

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s common stock file reports of ownership and changes in ownership with the SEC. The Company believes that during fiscal 2013, all reports were timely filed by its executive officers and directors.

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

(30)

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

Compensation Discussion and Analysis

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lijun Chen, Chairman	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Weiheng Cai, President and Director	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Kit Ka CEO	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Weixuan Luo Former CFO	2013 2012	$ $	33,727 4,500	0 0	0 0	0 0	0 0	0 0	0	$ $	33,727 4,500
Guojiang Peng Vice President and Director	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Yichuan Wang Director	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Enrique Marchese Independent Director	2013 2012	$ $	24,405 10,715	0 0	0 0	0 0	0 0	0 0	0 0	$ $	24,405 10,715
Yanhui Zhang Independent Director	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0
Yongli Xia Independent Director	2013 2012		0 0	0 0	0 0	0 0	0 0	0 0	0 0		0 0

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

Compensation of Directors

Mr. Marchese will receive an annual salary for his service as Independent Director in the amount of $24,405 paid in equal installments throughout the year of 2013, consistent with the normal payroll practices of the Company. Mr. Marchese has not been awarded any equity or stock options by the Company.

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

Option Grants Table

There were no individual grants or stock compensation options granted to purchase our common stock made to the executive officer named in the Executive Compensation Table as compensation through December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2013 by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

(31)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The classes of equity securities of CAMG issued and outstanding are Common Stock, $0.001 par value and Series A Preferred Stock, $0.001 par value.

The table on the following page sets forth, as of April 15, 2014, certain information with respect to the Common Stock and Series A Preferred Stock owned by (i) each Director, nominee and executive officer of CAMG; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on their having been 1,000,000 shares of Preferred Stock, and 25,295,000 shares of Common Stock as of April 15, 2014.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(2)(3)
Guojiang Peng (4) Vice President and Director House Unit 3, Rm 502, Bldg #2, Cunnan St #2, Qiaodong District, Shijiazhuang City, Hebei Province P. R. China	380,000 Preferred Shares 8,550,000 Common Shares	37.15%
Siuping Ka (5) Unit 2004-2005, Kwan Chart Tower, 6 Tonnochy Road, Wanchai, Hong Kong	210,000 Preferred Shares 4,725,000 Common Shares	20.53%
Precursor Management, Inc. Weiheng Cai P.O. Box 957 Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	142,500 Preferred Shares 2,181,250 Common Shares	13.11%
Yichuan Wang Director Chief Executive Officer and Director Rm 601, Bldg #4, 20 Capital Stadium South Rd, Haidian District, Beijing, P. R. China	100,000 Preferred Shares 2,250,000 Common Shares	9.78%

Kit Ka President, Chief Executive Officer, Principal Financial and Accounting Officer	-	-
Enrique Marchese Independent Director	-	-
Yanhui Zhang Independent Director	-	-
Yongli Xia Independent Director	-	-
Directors and Officers as a Group (5 persons)	100,000 Preferred Shares 2,250,000 Common Shares	9.78%

(1) Unless stated otherwise, the business address for each person named is c/o CAM Group Inc.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of preferred stock and common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

(3) Based on approximately 125,295,000 fully diluted shares outstanding on April 15, 2014 computed from the Company’s recent filings.

(4) Guojiang Peng is a trustee holding the shares for Hebei AMP.

(5) Siuping Ka is brother of Kit Ka, Chief Executive Officer of the Company.

Changes in Control

None.

(32)

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

Advertising Revenues

After completing the installation of the LCD displays in 2012, CAMG has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. During the year of 2013, CAMG generated all its advertising revenues from Hebei AMP in amount of $6,641,060.

Hebei AMP indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Peng Guo Jiang holds approximate 37% of CAMG common stock and 38% of CAM preferred stocks as a trustee holding the shares for Heibi AMP.

Fertilizer Agreements

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the years ended December 31, 2013 and 2012, the Company generated revenues of $19,060 and $14,896, respectively, from trading agent business.

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

Warrants sold to Board Member for Cash

During the third quarter of 2012, the Company issued 97,000 one-year warrants at a price of $1.20 per warrant to Mr. Lijun Chen, Chairman of the Board for total proceeds of $116,400, which was collected through a third party escrow account. The Company is not the beneficiary of the escrow account. During April 2013, our board of directors has advised our attorney to amend the investors’ warrants to be refunded in the event that the warrants are not exercised on or before expiration. Accordingly, the transaction was independently negotiated between the Company and the investors. There were no warrants exercised on or before the expiration. The proceeds of $2,455,200 were refunded to the investors by the escrow agent during the third quarter of 2013.

Procedures for Approval of Related Party Transactions

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

(33)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered during the year of 2013 and 2012 to the independent auditor, Anderson Bradshaw PLLC (“AB”). Audit fees and other fees of auditors are listed as follows:

	2013	2012
Audit fees	$73,977	$18,500
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$73,977	$18,500

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

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Dominic K.F. Chan & Co were pre-approved by our Board of Directors.

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

(a) On December 31, 2013, our Chief Executive Officer and Principal Financial and Accounting Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(34)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Report of Anderson Bradshaw PLLC Registered Public Accounting Firm

Report of Dominic K.F. Chan & Co

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Equity - for the years ended December 31, 2013 and 2012

Statements of Cash Flows - for the years ended December 31, 2013 and 2012

Notes to Financial Statements

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

(b) Reports on Form 8-K

1.	On January 15, 2013, we filed a current report on Form 8-K to announce the Fertilizer Agreements entered between the Company and Hebei Agriculture Means of Production Co. Ltd. (“Hebei AMP”), a related party, for the purchase and sale of fertilizer in Hebei Province China.

2.	On January 31, 2013, we filed a current report on Form 8-K to announce the appointment of independent directors.

(35)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

CAM Group Inc.

Date: April 15, 2014	/s/ Kit Ka
Kit Ka
President and Chief Executive Officer

(36)

EXHIBIT INDEX

3.1	Articles of Incorporation of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.2	Bylaws of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.3	Certificate of Designation (1)
10.1	Plan of Exchange between China Agriculture Media Group Co., Ltd. and CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
10.2	Form of Chinese Entrustment Agreement for Nominee Interest in CAMG (1)
10.3	Joint Venture Agreement (1)
10.4	Executed Entrustment Agreements (2)
10.5	The board resolution and shareholder consent of increase of registered capital of CAM Hebei (2)
10.6	Written agreement for work force sharing (2)
10.7	Commitment letter (2)
10.10	Translated copy of Executed Entrustment Agreements (3)
10.11	Translated copy of Written agreement for work force sharing (3)
10.12	Offer letter with Mr. Enrique Marchese, Director (4)
10.13	Employment Agreement with Chief Executive Officer (5)
10.14	Employment Agreement with Chief Financial Officer (6)
10.15	Offer letter with Mr. Yanhui Zhang, Independent Director (7)
10.16	Offer letter with Mr. Yongli Xia, Independent Director (7)
14.1	Code of Ethics
23.1	Consent of Anderson Bradshaw LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial and Accounting Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(37)

(1) Filed with the Form 8K filed on April 24, 2012

(2) Filed with the Form 8K/A filed on September 25, 2012

(3) Filed with the Form 8K/A filed on December 3, 2012

(4) Filed with the Form 8K filed on August 14, 2012

(5) Filed with the Form 8K filed on November 9, 2012

(6) Filed with the Form 8K filed on November 16, 2012

(7) Filed with the Form 8K filed on January 31, 2013