Form 10-Q
period 2014-03-31
CAM Group, Inc.
filed 2014-05-20
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Number of shares of common stock, par value $.001, outstanding as of May 20, 2014: 25,295,000

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

March 31, 2014

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

(4)

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current Assets

Cash and cash equivalent	$418,887	$5,600,286
Accounts receivable	1,647,229	1,675,831
Advance to suppliers	3,170,110	3,225,615
Prepayment and deposits	2,657	2,703
Advance to related party	5,076,426	-
Other receivable	3,260	2,335
Total Current Assets	10,318,569	10,506,770

Plant and Equipment, Net	127,195	135,722

Total Assets	$10,445,764	$10,642,492

Liabilities
Accounts payables and accrued expenses	$95,752	$81,279
Due to shareholders	788,415	698,718
Due to related parties	59,805	58,838
Income Tax Payable	1,625,795	1,654,025
Total Liabilities	2,569,767	2,492,860

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of March 31, 2014 and December 31, 2013, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 shares	25,295	25,295
issued and outstanding as of March 31, 2014 and December 31, 2013, respectively
Additional paid-in capital	556,790	556,790
Accumulated other comprehensive income	17,500	153,321
Retained earnings (deficits)	7,226,724	7,361,766
Total equity	7,827,309	8,098,172

Non-controlling interest	48,688	51,460

Total Liabilities and Equity	$10,445,764	$10,642,492

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three Months Ended March 31, 2014 and 2013
(Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Revenue - related party	$—	$1,680,318
Cost of revenue	—	29,347
Gross profit	—	1,650,971

Operating expenses:
Selling, General & administrative expenses	135,373	171,651
Total operating expenses	135,373	171,651

Operating income	(135,373)	171,651

Other income (expenses)
Interest income (expenses)	202	(18)
(Income) loss from currency exchange	129	(40,346)
Total other income (expenses)	331	(40,364)

Income before income tax	(135,042)	1,438,956

Income tax expense	—	264,011

Net income	(135,042)	1,174,945
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to CAM Group common shareholders	(135,042)	1,174,945

Net income per share:
Basic	$(0.01)	$0.05
Diluted	N/A	$0.01

Weighted average number of shares
Basic	25,295,000	25,075,000
Diluted	125,295,000	125,075,000

Comprehensive income:
Net income	$(135,042)	$1,174,945
Foreign currency translation adjustment	(138,593)	7,511
Comprehensive income:	(273,635)	1,182,456
Comprehensive income attributable to noncontrolling interests	(2,772)	150
Comprehensive income attributable to CAM Group	$(270,863)	$1,182,306

** less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2014 and 2013
(Unaudited)

	For the three months ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net income (loss)	$(135,042)	$1,174,945
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	6,327	8,522
Changes in operating assets and liabilities:
Advance to suppliers	460	(2,010,421)
Advance to related party	(5,171,512)	—
Prepayments and other receivable	(983)	1,900
Accounts payable and accrued expenses	14,828	22,985
Taxes Payable	—	264,011
Net cash provided by operating activities	(5,285,922)	(538,058)

Cash flows from financing activities:
Proceeds from shareholders loan payable	103,526	127,201
Proceeds from related party loan payable	2,009	—
Net cash provided by financing activities	105,535	127,201

Effect of changes in exchange rate	(1,012)	1,753

Net (decrease) in cash and cash equivalents	(5,181,399)	(409,104)

Cash and cash equivalents at the beginning of the year	5,600,286	1,248,673

Cash and cash equivalents at the end of the year	$418,887	$839,569

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

(8)

4. CASH AND CASH EQUIVALENTS

As of March 31, 2014, the cash balance was $418,887, of which $104,385 was held in major financial institutions located in Hong Kong, and $311,079 was held in major financial institutions located in the PRC and $3,423 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

5. ADVANCED TO suppliers

As of March 31, 2014 and December 31, 2013, the Company had advanced to suppliers in the amount of $3,170,110 and $3,225,615, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers		As of March 31, 2014		As of December 31, 2013
Supplier A		$1,471,889	46.4%	$1,497,447	46.4%
Supplier B		1,698,221	53.6%	1,728,168	53.6%
	Total	$3,170,110	100.0%	$3,225,615	100.0%

6. ADVANCED TO related parties

As of March 31, 2014, the Company had a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,076,426. The loan advance to Parko is due on December 31, 2014 with zero interest.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	March 31, 2014	December 31, 2013
Cost:
Computer equipment and software	$12,859	$13,083
Advertising equipment	164,571	167,429
Construction in progress	535	544
Total	177,965	181,056
Accumulated depreciation	(50,770)	(45,334)
Net	$127,195	$135,722

During the three months ended March 31, 2014 and 2013, the Company had depreciation expenses of $6,327 and $8,522, respectively.

8. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of March 31, 2014 and December 31, 2013 consisted of following:

	As of
	March 31, 2014	December 31, 2013

Hebei AMP (a)	$59,805	$58,838

PMI (b)	670,989	579,253
Shareholder (c)	117,426	119,465
Total	$848,220	$757,556

(a)	Hebei Agricultural Means of Production Co. Ltd.

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

As of March 31, 2014 and December 31, 2013, the balance due to Hebei AMP was $59,805 and $58,838, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. During the three months ended March 31, 2014, the Company borrowed $103,526 from PMI to pay for its daily operations. The fund borrowed from PMI was not evidenced by a promissory note, but rather was an oral agreement between PMI and the Company and due on demand. As of March 31, 2014, the outstanding balance due to PMI was $670,989.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $117,426 due to the Company’s former President as of March 31, 2014. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. The Company and Hebei AMP renegotiated the contract after the expiration on December 31, 2013. There was no renewal as of March 31, 2014. Accordingly, the Company had no revenues generated from its advertising business during the three months ended March 31, 2014.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the three months ended March 31, 2014 and 2013, the Company had no revenues generated from trading agent business.

(9)

9. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at March 31, 2014.

As of March 31, 2014, the U.S. operation had net operating losses of $555,135 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2034.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three months ended March 31, 2014 and 2013 are as follows:

	For three months ended March 31, 2014	For three months ended March 31, 2013

Current taxes	$0	$264,011
Deferred taxes	0	0
	$0	$264,011

10. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of March 31, 2014, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the three months ended March 31, 2014 and 2013, respectively:

	For three months ended
	March 31, 2014	March 31, 2013
Net (Loss) Income	$(135,042)	$1,174,945
Net Income per Share
Basic	(0.01)	0.05
Diluted	N/A	0.01
Weighted Average Number of Shares Outstanding
Basic	25,295,000	25,075,000
Diluted	125,295,000	125,075,000

11. CONCENTRATION AND RISK

For the three months ended March 31, 2014, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 8(a)) located in the PRC.

12. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2014	$ 4,800
Total	$ 4,800

For the three months ended March 31, 2014 and 2013, rental expense was approximately $2,400 and $2,400, respectively.

13. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of March 31, 2014.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three months ended March 31, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 2013.

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
98%
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

(11)

PLAN OF OPERATIONS

Overview:

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

As of May 20, 2014, our advertising agreement with Hebei AMP had not been extended. As a result, we will not have any revenues during the first quarter of 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

Results of Operations

Revenues – Related Party

We had revenue of $0 and $1,680,318 for the three months ended March 31, 2014 and 2013, respectively, all of which were from the sales of air time for the clients’ advertisement through the LCD display network. All our advertising revenues were from Hebei AMP; our related party and major shareholder through a trustee holding; pursuant to the Agreement, dated June 1, 2012. We charged Hebei AMP $.42 per second for the air time they used for their advertisement.

We renegotiated the advertising agreement with Hebei AMP after the expiration on December 31, 2013, which had not been extended as of May 20, 2014. As a result, we did not have any revenues during the first quarter of 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

Cost of Revenues

Cost of revenues recorded at $0 and $29,347 for the three months ended March 31, 2014 and 2013. Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. We had no cost of revenues during the three months ended March 31, 2014 due to no revenue activities in this period.

Net Income

We had net loss of $135,042 for the three months ended March 31, 2014, compared to net income of $1,174,945 for the same period ended March 31, 2013. The net loss during the first quarter of 2014 was primarily attributable to expenses incurred for daily operations since no revenues gained during the period. The net income during the first quarter of 2013 was due to sufficient gross profit to cover our operating expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Operating Expenses

We had operating expenses of $135,373 and $171,651 for the three months ended March 31, 2014 and 2013, respectively. The expenses were mainly composed of the expense of recruitment, advertising, travelling expenses and expenses related to expansion of its network.

Liquidity and Capital Resources

Cash flows used in operating activities were $5,285,922 and $538,058 for the three months ended March 31, 2014 and 2013, respectively. Negative cash flows from operations in the first quarter of 2014 were due primarily to the increase in advance to related parties by $5,171,512. During the three months ended March 31, 2014, there was a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,171,512. The loan advance to Parko is due on December 31, 2014 with zero interest. Negative cash flows from operations in the first quarter of 2013 were due primarily to the advance to a related party in amount of $2,010,421 pursuant to fertilizer contracts, partially offset by the net income of $1,174,945 and increase in taxes payable by $264,011.

We had no cash flow from investing activities during the three months ended March 31, 2014 and 2013.

Cash flows provided by financing activities were $105,535 and $127,201 during the three months ended March 31, 2014 and 2013, respectively. Positive cash flows from financing activities in the first quarter of 2014 and 2013 were due primarily to proceeds from the shareholder loan, which bears zero interest and due on demand.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds starting in 2014 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through March 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $418,887 on hand as of March 31, 2014. Currently, we have enough cash to fund our operations for the next 6 months. This is based on our working capital surplus. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2014.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(12)

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. As a result of continuing weakness in our internal control over financial reporting as reported in our annual report on form 10-K for the year ended December 31, 2013.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, we engaged consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for 2014, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward. As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

(13)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2013.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the S arbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document
101.SCH*XBRL	Taxonomy Extension Schema
101.CAL*XBRL	Taxonomy Extension Calculation Linkbase
101.DEF* XBRL	Taxonomy Extension Definition Linkbase
101.LAB*XBRL	Taxonomy Extension Label Linkbase
101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

(Registrant)

Date: May 20, 2014

By:  /s/ Kit Ka

        Kit Ka

        Chief Executive Officer,Principal Financial

and Accounting Officer

(15)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(16)