Form 10-Q
period 2014-06-30
CAM Group, Inc.
filed 2014-08-19
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Number of shares of common stock, par value $.001, outstanding as of August 19, 2014: 25,295,000

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

June 30, 2014

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

(4)

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current Assets

Cash and cash equivalent	$403,672	$5,600,286
Accounts receivable	1,650,708	1,675,831
Advance to suppliers	3,176,125	3,225,615
Prepayment and deposits	2,662	2,703
Advanced to related parties	5,087,146	—
Interest receivable	85,204	—
Other receivable	2,300	2,335
Total Current Assets	10,407,817	10,506,770

Plant and Equipment, Net	118,309	135,722

Total Assets	$10,526,126	$10,642,492

Liabilities
Accounts payables and accrued expenses	$113,056	$81,279
Due to shareholders	860,713	698,718
Due to related parties	66,478	58,838
Other payables	—	—
Income Tax Payable	1,629,228	1,654,025
Total Liabilities	2,669,475	2,492,860

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,000	1,000

Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	25,295	25,295

Additional paid-in capital	556,790	556,790
Accumulated other comprehensive income	33,631	153,321
Retained earnings (deficits)	7,190,918	7,361,766
Total equity	7,807,634	8,098,172

Non-controlling interest	49,017	51,460

Total Liabilities and Equity	$10,526,126	$10,642,492

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue - related party
Advertising revenues from AMP	$—	$1,670,018	$—	$3,350,336
Commission from AMP	—	13,412	—	13,412
Total revenues	—	1,683,430	—	3,363,748
Cost of revenue	—	23,394	—	52,741
Gross profit	—	1,660,036	—	3,311,007

Operating expenses:
Selling, General & administrative expenses	121,736	165,657	257,109	337,308
Total operating expenses	121,736	165,657	257,109	337,308

Operating (loss) / income	(121,736)	1,494,379	(257,109)	2,973,699

Other income (expenses)
Interest income (expenses)	85,931	28	86,133	10
(Income) loss from currency exchange	—	40,346	128	—
Total other income (expenses)	85,931	40,374	86,261	10

(Loss) income before income tax	(35,805)	1,534,753	(170,848)	2,973,709

Income tax expense	—	254,376	—	518,387

Net (loss) income	(35,805)	1,280,377	(170,848)	2,455,322
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CAM Group common shareholders	(35,805)	1,280,377	(170,848)	2,455,322

Net (loss) income per share:
Basic	$—	$0.05	$(0.01)	$0.10
Diluted	N/A	$0.01	N/A	$0.02

Weighted average number of shares
Basic	25,295,000	25,175,222	25,295,000	25,125,111
Diluted	125,295,000	125,175,222	125,295,000	125,125,111

Comprehensive income:
Net (loss) income	$(35,805)	$1,280,377	$(170,848)	$2,455,322
Foreign currency translation adjustment	16,460	57,290	(122,133)	64,801
Comprehensive income:	(19,345)	1,337,667	(292,981)	2,520,123
Comprehensive income attributable to noncontrolling interests	329	1,145	(2,443)	1,295
Comprehensive income attributable to CAM Group	$(19,674)	$1,336,522	$(290,538)	$2,518,828

** less than $.01
The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the six months ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net (loss) income	$(170,848)	$2,455,322
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	15,469	17,221
Stock based compensation		25,000
Changes in operating assets and liabilities:
Advance to suppliers	1,139	1,273,419
Advanced to related parties	(5,116,923)	(3,474,816)
Prepayments and other receivable	—	(5,361)
Interest receivable	(85,702)	—
Accounts payable and accrued expenses	32,079	5,392
Taxes Payable	—	518,387
Net cash (used in) provided by operating activities	(5,324,786)	814,564

Cash flows from investing activities:
Purchase of property and equipment	—	(2,909)
Net cash (used in) investing activities	—	(2,909)

Cash flows from financing activities:
Proceeds from shareholders loan payable	173,480	—
Proceeds from related party loan payable	8,571	—
Repayments to shareholders loan payable	—	(64,849)
Proceeds from sales of stock	—	300,000
Net cash provided by financing activities	182,051	235,151

Effect of changes in exchange rate	(53,879)	27,657

Net (decrease) / increase in cash and cash equivalents	(5,196,614)	1,074,463

Cash and cash equivalents at the beginning of the year	5,600,286	1,248,673

Cash and cash equivalents at the end of the year	$403,672	$2,323,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-13, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. CASH AND CASH EQUIVALENTS

As of June 30, 2014, the cash balance was $403,672, of which $104,606 was held in major financial institutions located in Hong Kong, and $293,545 was held in major financial institutions located in the PRC and $5,521 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

5. ADVANCED TO suppliers

As of June 30, 2014 and December 31, 2013, the Company had advanced to suppliers in the amount of $3,176,125 and $3,225,615, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers		As of June 30, 2014		As of December 31, 2013
Supplier A		$1,474,472	46.4%	$1,497,447	46.4%
Supplier B		1,701,653	53.6%	1,728,168	53.6%
	Total	$3,176,125	100.0%	$3,225,615	100.0%

(8)

6. ADVANCED TO RELATED PARTY

As of June 30, 2014, the Company had a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,087,146. The loan advance to Parko is due on January 14, 2015 with interest at a rate of 4% per annum. Accordingly, the Company recorded interest income of $85,204 during the six months ended June 30, 2014, which has been included under interest receivable in the accompanying consolidated balance sheet as of June 30, 2014.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	June 30, 2014	December 31, 2013
Cost:
Computer equipment and software	$12,887	$13,083
Advertising equipment	164,919	167,429
Construction in progress	536	544
Total	178,342	181,056
Accumulated depreciation	(60,033)	(45,334)
Net	$118,309	$135,722

During the six months ended June 30, 2014 and 2013, the Company had depreciation expenses of $15,469 and $17,221, respectively.

8. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of June 30, 2014 and December 31, 2013 consisted of following:

	As of
	June 30, 2014	December 31, 2013

Hebei AMP (a)	$66,478	$58,838

PMI (b)	743,039	579,253
Shareholder (c)	117,674	119,465
Total	$927,191	$757,556

(a)	Hebei Agricultural Means of Production Co. Ltd.

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

As of June 30, 2014 and December 31, 2013, the balance due to Hebei AMP was $66,478 and $58,838, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. During the six months ended June 30, 2014, the Company borrowed $173,480 from PMI to pay for its daily operations. The fund borrowed from PMI was not evidenced by a promissory note, but rather was an oral agreement between PMI and the Company and due on demand. As of June 30, 2014, the outstanding balance due to PMI was $743,039.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $117,674 due to the Company’s former President as of June 30, 2014. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. The Company and Hebei AMP renegotiated the contract after the expiration on December 31, 2013, which had not been extended as of August 5, 2014. Accordingly, the Company had no revenues generated from its advertising business during the three and six months ended June 30, 2014.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the three and six months ended June 30, 2014 and 2013, the Company had no revenues generated from trading agent business.

9. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2014.

As of June 30, 2014, the U.S. operation had net operating losses of $608,394 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2034.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Current taxes	0	$ 254,376	0	$ 518,387
Deferred taxes	0	0	0	0
	0	$ 254,376	0	$ 518,387

(9)

10. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of June 30, 2014, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the three and six months ended June 30, 2014 and 2013, respectively:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net (loss) income	$ (35,805)	$ 1,280,377	$ (170,848)	$ 2,455,322
Net (loss) income per share
Basic	**	$ 0.05	$ (0.01)	$ 0.10
Diluted	N/A	$ 0.01	N/A	$ 0.02
Weighted average number of shares outstanding
Basic	25,295,000	25,175,222	25,295,000	25,125,111
Diluted	125,295,000	125,175,222	125,295,000	125,125,111

** Less than $.01

11. CONCENTRATION AND RISK

For the six months ended June 30, 2014, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues were derived from Hebei AMP, a related party through common management (see Note 8(a)) located in the PRC.

12. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expired on June 30, 2014.  The monthly lease payment is approximately $800. After the expiration of the lease agreement, the Company leases the same office space under a month to month agreement.

Accordingly, the future lease payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2014	$ 4,800
Total	$ 4,800

For the three and six months ended June 30, 2014, rental expense was approximately $2,400 and $4,800, respectively.

13. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of June 30, 2014.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six months ended June 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 2013.

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

owns 98% of

China Agriculture Media (Hebei) Co., Ltd

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

PLAN OF OPERATIONS

Overview:

By December 31, 2013, CAMG has acquired marketing rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province that are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network. It is CAMG’s objective to capitalize on the buying power of this captive market with additional products.

CAMG’s historical primary source of revenues has been from selling advertising time on monitors it has installed on the outside of 300 Network stores. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) Hebei AMP is a related party of the Company by common shareholders.

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

As of August 19, 2014, our advertising agreement with Hebei AMP had not been extended. As a result, we will not have any revenues during the three and six months ended June 30, 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

Results of Operations

Revenues – Related Party

We had no revenues for both three-month and six-month periods ended June 30, 2014 since our advertising agreement with Hebei AMP had not been extended. Comparatively, We had revenues of $1,683,430 and $3,363,748 for the three and six months ended June 30, 2013, respectively, of which $1,670,018 and $3,350,336, respectively, were from the sales of air time through the LCD display network. We gained all of our advertising revenues from Hebei AMP pursuant to the Agreement, dated June 1, 2012. Hebei AMP is our related party and major shareholder through a trustee holding. We charged Hebei AMP RMB2.54 ($0.41) per second for the air time they used for their advertisement.

We renegotiated the advertising agreement with Hebei AMP after the expiration on December 31, 2013, which had not been extended as of August 19, 2014. As a result, we did not have any revenues during the three and six months ended June 30, 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. We had no cost of revenues during the three and six months ended June 30, 2014 due to no revenue activities in these periods. Comparatively, cost of revenues recorded at $23,394 and $52,741 for the three and six months ended June 30, 2013, respectively.

Net Income

We had net loss of $35,805 and $170,848 for the three and six months ended June 30, 2014, respectively, compared to net income of $1,280,377 and $2,455,322 for the same periods ended June 30, 2013, respectively. The net loss during the three and six months ended June 30, 2014 was primarily attributable to expenses incurred for daily operations since no revenues gained during the periods, partially offset by the interest income of $85,204 in connection with a loan advance to a related party. The loan advance to the related party is due on January 14, 2015 with interest at a rate of 4% per annum. Comparatively, the net income during the three and six months ended June 30, 2013 was due to sufficient gross profit to cover our operating expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Operating Expenses

We had operating expenses of $121,736 and $257,109 for the three and six months ended June 30, 2014, respectively, compared to operating expenses of $165,657 and $337,308 for the three and six months ended June 30, 2013, respectively. The expenses were mainly composed of the expense of recruitment, advertising, travelling expenses and expenses related to expansion of its network.

(11)

Liquidity and Capital Resources

Cash flows used in operating activities were $5,324,786 for the six months ended June 30, 2014, compared to cash flows of $814,564 provided by operating activities for the same period ended June 30, 2013. Negative cash flows from operations in the first half of 2014 were due primarily to the increase in advance to related parties by $5,116,923. During the six months ended June, 2014, there was a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,116,923. The loan advance to Parko is due on January 14, 2015 with interest at a rate of 4% per annum. Cash flows from operations during the six months ended June 30, 2013 were due primarily to net income of $2,455,322, and the increase in taxes payable by $518,387, partially offset by the increase in advance to related parties in amount of $3,474,816.

We had no cash flow from investing activities during the six months ended June 30, 2014. Comparatively, cash flows used in investing activities were $2,909 during the six months ended June 30, 2013 due primarily to purchase of accounting software.

Cash flows provided by financing activities were $182,051 and $235,151 during the six months ended June 30, 2014 and 2013, respectively. Positive cash flows from financing activities during the six months ended June 30, 2014 were due primarily to proceeds from the shareholder loan and related party loan in amount of $173,480 and $8,571, respectively, both of which bear zero interest and due on demand. Comparatively, cash flows from financing activities in the first half of 2013 were due primarily to the release of restricted cash of $300,000, which was in connection with the sales of common stock during the third quarter of 2012, offset by the repayment of $64,849 to the shareholder loan, which bears zero interest and is due on demand.

Capital Expenditures

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds starting in the second half of 2014 to meet our expansion objectives.

Overall, we have funded our cash needs from inception through June 30, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $403,672 on hand as of June 30, 2014. Currently, we have enough cash to fund our operations for the next 6 months. This is based on our working capital surplus. Our current level of operations would require capital of approximately $1,000,000 per year starting in the second half of 2014.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail business operations. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on the renewal of the advertising agreement with Hebei AMP, the related party of the Company, and / or other new agreements. Our current capital without revenues is only adequate for about four months. As such, we will require substantially more capital. However, there can be no assurance that we will be able to extend the advertising agreement with Hebei AMP, or enter into new revenue producing agreements, or that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital or generate revenues from renewed or new agreements, our growth potential will be adversely affected and we will have to significantly modify our plans.

Further, demand for the products and services will be dependent on, among other things, market acceptance of our services, advertising market in Hebei Province, PRC, in the past, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We provide air time for the clients’ advertisement through our own media network. We plan to strengthen our position in these markets. We also plan to grow our operations through aggressively marketing our concept.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

(12)

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. As a result of continuing weakness in our internal control over financial reporting as reported in our annual report on form 10-K for the year ended December 31, 2013.

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

(14)

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

Date: August 19, 2014

By:  /s/ Kit Ka

        Kit Ka

        Chief Executive Officer,Principal Financial

and Accounting Officer

(16)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (same as exhibit 32.1)

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.