Form 10-K/A
period 2013-12-31
CAM Group, Inc.
filed 2014-10-20
CIK 1419559

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Number of shares of the registrants’ common stock outstanding as of April 15, 2013: 25,075,000

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Report”) is being filed with the Securities and Exchange Commission (“SEC”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 10-K”) of CAM Group Inc. to respond to a comment letter issued by SEC on September 4, 2014.

This Amended Report restates only those portions of the Original 10-K affected by the comments from SEC. This Amended Report includes currently-dated certifications of the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

We do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights because we have acquired marketing rights to a network of 16,000 retail stores by forming a joint venture company with Hebei AMP, which is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the JV Company.

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

We have determined, based on the evaluation of our internal controls and financial reporting, that we had significant deficiencies caused by our lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to our financial reporting requirements. This deficiency, if not corrected, could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP.

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

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc., located at 7951 SW 6th Street, Suite 216, Plantation, FL 33324. Their website is www.guardianstocktransfer.net.

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

We do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights because we have acquired marketing rights to a network of 16,000 retail stores by forming a joint venture company with Hebei AMP, which is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the JV Company.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

April 15, 2013

5296 S. Commerce Dr.

Suite300

Salt Lake City, Utah 84107

USA

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Center

373Kings Road

North Point

Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, March 28, 2014

(18)

ITEM 8. FINANCIAL STATEMENTS

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Current Assets

Cash and cash equivalent	$5,600,286	$1,248,673
Cash and cash equivalent - restricted	—	300,000
Accounts receivable	1,675,831	—
Advance to suppliers	3,225,615	2,803,593
Prepayment and deposits	2,703	1,095
Other receivable	2,335	4,012
Total Current Assets	10,506,770	4,357,373

Plant and Equipment, Net	135,722	156,926

Total Assets	$10,642,492	$4,514,299

Liabilities
Accounts payables and accrued expenses	$81,279	$42,521
Due to shareholders	698,718	709,497
Due to related parties	58,838	57,696
Other payables	—	—
Income Tax Payable	1,654,025	708,453
Total Liabilities	2,492,860	1,518,167

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of December 31, 2013 and 2012, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 and 25,075,000	25,295	25,075
shares issued and outstanding as of December 31, 2013 and 2012, respectively
Additional paid-in capital	556,790	3,169,690
Subscription receivable	—	(2,662,680)
Accumulated other comprehensive income	153,321	28,753
Retained earnings (deficits)	7,361,766	2,385,376
Non-controlling interest	51,460	48,918
Total equity	8,149,632	2,996,132

Total Liabilities and Equity	$10,642,492	$4,514,299

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

(21)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficits
For The Years Ended December 31, 2013 and 2012

	Preferred shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficits	Non-controlling interest	Total
Balance at December 31, 2011	1,000,000	$1,000	22,500,000	$22,500	$129,192	$—	$(1,482)	$(100,362)	$(14,039)	$36,809

Reorganization due to recapitalization			3,392,147	3,392	(3,392)		—	—		—
Shares cancelled in reverse re-capitalization			(2,500,000)	(2,500)	2,500					—
Shares issued for consulting service			1,607,853	1,608	78,785					80,393
Shares issued for cash purchase			75,000	75	299,925					300,000
Warrants issued for cash purchase					2,662,680	(2,662,680)				—
Non controlling interest contribution									62,957	62,957
Net income			—					2,485,738		2,485,738
Foreign currency translation adjustments			—				30,235			30,235

Balance at December 31, 2012	1,000,000	$1,000	25,075,000	$25,075	$3,169,690	$(2,662,680)	$28,753	$2,385,376	$48,918	$2,996,132

Shares issued for consulting service			220,000	220	49,780					50,000
Cancellation of warrants					(2,662,680)	2,662,680				—
Net income			—					4,976,390		4,976,390
Foreign currency translation adjustments			—				124,568		2,542	127,110

Balance at December 31, 2013	1,000,000	$1,000	$25,295,000	$25,295	$556,790	$—	$153,321	$7,361,766	$51,460	$8,149,632

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2013, the Company had balance in accounts receivable of $1,675,831, approximate 37% of our accounts receivable were aged between 0-90 days, and approximately 63% of our accounts receivable were aged between 91-180 days. We did not made any provision for bad debts because the credit period of 91-180 days is a normal industry practice of operation and we have conducted a credit assessment on all creditors before granting credit to customers. In addition, we are constantly monitoring credit risk. We used historical data as well as a subsequent period review of collections to determine no bad debt allowance was required as of December 31, 2013.

The creditors are not related parties.

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

Subject to the availability of capital, we are seeking to remediate our deficiencies. Until we are able to employ an employee, on a full time basis, with the requisite background and experience, we will engage experienced consultants on a part time basis to help remediate the deficiencies.

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Kit Ka	61	Chief Executive Officer, Principal Financial and Accounting Officer
Yichuan Wang	52	Director
Enrique Marchese	46	Independent Director
Yanhui Zhang	60	Independent Director
Yongli Xia	50	Independent Director
Renchang Ma	41	Director
Zhaohui Ma	41	Director

The following is a summary of the biographical information of our current directors and executive officers:

Kit Ka – President, Chief Executive Officer and Principal Financial and Accounting Officer

Ms. Kit Ka, age 6 1, has served as our Chief Executive Officer since September 24, 2012, served as our president since July 29, 2013 and served as our Principal Financial and Accounting Officer since November 15, 2013. Ms. Kit Ka also is a founder and director of Sharp Wind Development Limited (May 1995 to present), Southcom Internet Technology Limited and Southcom Limited, both of which are referred to as “Southcom” (from July 2000 to present), which are principally engaged in the telecommunication service industry. Apart from her experience in telecommunication service industry, Ms. Ka has also developed various businesses in China involving property development and coal mining. Ms. Ka received her bachelor’s degree in English Language and Literature at the Guangzhou University of Foreign Languages. We have selected Ms. Kit Ka as CEO based on her prior business experience.

Yichuan Wang – Director

Mr. Wang has been a director of the Company since April 2012 and served as the CEO of the Company until September 2012, upon the appointment of Ms. Kit Ka. He was a member of the PRC military from 1978 to 1993 where he developed significant leadership skills and logistics experience. In 1996 he successfully founded a conference tourism and Inspection Company called Tianpeng Holiday B&T Development Co., Ltd., in Beijing, PRC, with which he was associated since June 1997. Mr. Wang has more than 15 years’ experience travelling to various countries for governmental purposes and meeting with government officials. He has a developed business acumen and a proven track record of entrepreneurship and success. Mr. Wang was selected as a director and as the initial CEO based on his experience in working with the local government in China.

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

Renchang Ma - Director

Mr. Renchang Ma, 41, has been employed by Hebei Supply and Marketing Cooperative Association since 1994, serving as general manager assistant since March 2011. Prior to being named to this position, he also served as manager of the fertilizer trading company, deputy manager of the fertilizer trading company and an accountant in the finance department. Mr. Ma, a statistics major, graduated from the Hebei Supply and Marketing School in June 1994. Mr. Renchang Ma was selected to serve on the Board of Directors because of his extensive marketing experience.

Zhaohui Ma - Director

Mr. Zhaohui Ma, 41, has been employed by Hebei Supply and Marketing Cooperative Association since 1992, serving as human resource manager since January 2009. Prior to being named to this position, he has also served in a variety of positions including as office director in the general manger office, deputy office director in general manager office, manager in trading company, deputy manager of the trading company and an accountant in the finance department. Mr. Ma, a statistics major, graduated from the Hebei Supply and Marketing School. Mr. Zhaohui Ma was selected to serve on the Board of Directors because of his marketing and management experience.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(2)(3)	Percentage of Preferred Stock(4)
Guojiang Peng (5) Vice President and Director House Unit 3, Rm 502, Bldg #2, Cunnan St #2, Qiaodong District, Shijiazhuang City, Hebei Province P. R. China	380,000 Preferred Shares 8,550,000 Common Shares	37.15%	38%
Siuping Ka (6) Unit 2004-2005, Kwan Chart Tower, 6 Tonnochy Road, Wanchai, Hong Kong	210,000 Preferred Shares 4,725,000 Common Shares	20.53%	21%
Precursor Management, Inc. Weiheng Cai P.O. Box 957 Offshore Incorporations Centre, Road Town Tortola, British Virgin Islands	142,500 Preferred Shares 2,181,250 Common Shares	13.11%	14%
Yichuan Wang Director Chief Executive Officer and Director Rm 601, Bldg #4, 20 Capital Stadium South Rd, Haidian District, Beijing, P. R. China	100,000 Preferred Shares 2,250,000 Common Shares	9.78%	10%

Kit Ka President, Chief Executive Officer, Principal Financial and Accounting Officer	-	-	-
Enrique Marchese Independent Director	-	-	-
Yanhui Zhang Independent Director	-	-	-
Yongli Xia Independent Director	-	-	-
Renchang Ma Director	-	-	-
Zhaohui Ma Director	-	-	-
Directors and Officers as a Group (5 persons)	100,000 Preferred Shares 2,250,000 Common Shares	9.78%	10%

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

(4) Based on 1,000,000 shares of Preferred Stock outstanding on April 15, 2014 disclosed from the Company’s recent filings.

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

(35)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAM Group Inc.

Date: October 20, 2014	/s/ Kit Ka
Kit Ka
Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yichuan Wang Yichuan Wang	Director	October 20, 2014

/s/ Yanhui Zhang Yanhui Zhang	Independent Director	October 20, 2014

/s/ Yongli Xia Yongli Xia	Independent Director	October 20, 2014

/s/ Renchang Ma Renchang Ma	Director	October 20, 2014

/s/ Zhaohui Ma Zhaohui Ma	Director	October 20, 2014

(36)

EXHIBIT INDEX

3.1	Articles of Incorporation of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.2	Bylaws of CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
3.3	Certificate of Designation (1)
10.1	Plan of Exchange between China Agriculture Media Group Co., Ltd. and CAM Group, Inc. (f/k/a RT Technologies, Inc.) (1)
10.2	Form of Chinese Entrustment Agreement for Nominee Interest in CAMG (1)
10.3	Joint Venture Agreement (1)
10.4	Executed Entrustment Agreements (2)
10.5	The board resolution and shareholder consent of increase of registered capital of CAM Hebei (2)
10.6	Written agreement for work force sharing (2)
10.7	Commitment letter (2)
10.10	Translated copy of Executed Entrustment Agreements (3)
10.11	Translated copy of Written agreement for work force sharing (3)
10.12	Offer letter with Mr. Enrique Marchese, Director (4)
10.13	Employment Agreement with Chief Executive Officer (5)
10.14	Employment Agreement with Chief Financial Officer (6)
10.15	Offer letter with Mr. Yanhui Zhang, Independent Director (7)
10.16	Offer letter with Mr. Yongli Xia, Independent Director (7)
14.1	Code of Ethics
23.1	Consent of Anderson Bradshaw LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial and Accounting Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

(37)

(1) Filed with the Form 8K filed on April 24, 2012

(2) Filed with the Form 8K/A filed on September 25, 2012

(3) Filed with the Form 8K/A filed on December 3, 2012

(4) Filed with the Form 8K filed on August 14, 2012

(5) Filed with the Form 8K filed on November 9, 2012

(6) Filed with the Form 8K filed on November 16, 2012

(7) Filed with the Form 8K filed on January 31, 2013