Form 10-Q
period 2014-09-30
CAM Group, Inc.
filed 2014-11-12
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Number of shares of common stock, par value $.001, outstanding as of November 5, 2014: 25,295,000

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

September 30, 2014

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

(3)

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current Assets

Cash and cash equivalent	$400,324	$5,600,286
Accounts receivable	1,668,296	1,675,831
Inventory	1,720,397	—
Advance to suppliers	1,488,882	3,225,615
Prepayment and deposits	2,691	2,703
Advanced to related parties	5,141,349	—
Interest receivable	137,947	—
Other receivable	2,324	2,335
Total Current Assets	10,562,210	10,506,770

Plant and Equipment, Net	110,318	135,722

Total Assets	$10,672,528	$10,642,492

Liabilities
Accounts payables and accrued expenses	$127,587	$81,279
Due to shareholders	907,315	698,718
Due to related parties	68,827	58,838
Other payables	—	—
Income Tax Payable	1,646,587	1,654,025
Total Liabilities	2,750,316	2,492,860

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of September 30, 2014 and December 31, 2013, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 shares	25,295	25,295
issued and outstanding as of September 30, 2014 and December 31, 2013, respectively
Additional paid-in capital	556,790	556,790
Accumulated other comprehensive income	116,402	153,321
Retained earnings (deficits)	7,172,018	7,361,766
Non-controlling interest	50,707	51,460
Total equity	7,922,212	8,149,632

Total Liabilities and Equity	$10,672,528	$10,642,492

The accompanying notes are an integral part of these consolidated financial statements

(4)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenue - related party
Advertising revenues from AMP	$—	$1,659,221	$—	$5,009,557
Commission from AMP	—	3,775	—	17,187
Total revenues	—	1,662,996	—	5,026,744
Cost of revenue	—	43,009	—	95,750
Gross profit	—	1,619,987	—	4,930,994
	—
Operating expenses:	—
Selling, General & administrative expenses	70,763	170,866	327,872	507,649
Advertising expenses	—	36,031	—	36,556
Total operating expenses	70,763	206,897	327,872	544,205
	—
Operating (loss) / income	(70,763)	1,413,090	(327,872)	4,386,789
	—
Other income (expenses)	—
Interest income (expenses)	51,807	3	137,940	13
(Income) loss from currency exchange	56	(7,553)	184	(7,553)
Total other income (expenses)	51,863	(7,550)	138,124	(7,540)
	—
(Loss) income before income tax	(18,900)	1,405,540	(189,748)	4,379,249
	—
Income tax expense	—	257,131	—	775,518
	—
Net (loss) income	(18,900)	1,148,409	(189,748)	3,603,731
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CAM Group common shareholders	(18,900)	1,148,409	(189,748)	3,603,731

Net (loss) income per share:
Basic	**	$0.05	$(0.01)	$0.14
Diluted	N/A	$0.01	N/A	$0.03

Weighted average number of shares
Basic	25,295,000	25,295,000	25,295,000	25,182,574
Diluted	125,295,000	125,295,000	125,295,000	125,182,574

Comprehensive income:
Net (loss) income	$(18,900)	$1,148,409	$(189,748)	$3,603,731
Foreign currency translation adjustment	84,461	19,943	(37,672)	84,744
Comprehensive income:	65,561	1,168,352	(227,420)	3,688,475
Comprehensive income attributable to noncontrolling interests	1,689	398	(753)	1,695
Comprehensive income attributable to CAM Group	$63,872	$1,167,954	$(226,667)	$3,686,780

** less than $.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the nine months ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net (loss) income	$(189,748)	$3,603,731
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	24,681	26,121
Stock based compensation	—	37,500
Changes in operating assets and liabilities:
Advance to suppliers	1,714,325	(1,977,494)
Inventory	(1,712,502)	—
Advanced to related parties - business trade	—	(206,249)
Prepayments and other receivable	—	(7,047)
Interest receivable	(137,314)	—
Other payable and accrued expenses	46,357	29,497
Taxes Payable	—	775,518
Net cash (used in) provided by operating activities	(254,201)	2,281,577

Cash flows from investing activities:
Purchase of property and equipment	—	(2,919)
Advanced to related parties	(5,117,753)	(1,838,730)
Net cash (used in) financing activities	(5,117,753)	(1,841,649)

Cash flows from financing activities:
Proceeds from shareholders loan payable	210,768	59,547
Proceeds from related party loan payable	10,207	—
Repayment related party loan payable		(30,346)
Proceeds from sales of stock		300,000
Net cash provided by financing activities	220,975	329,201

Effect of changes in exchange rate	(48,983)	35,079

Net (decrease) / increase in cash and cash equivalents	(5,199,962)	804,208

Cash and cash equivalents at the beginning of the year	5,600,286	1,248,673

Cash and cash equivalents at the end of the year	$400,324	$2,052,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and NINE months ended September 30, 2014 and 2013

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

CAMG issued 1,607,853 shares of Common Stock to CAMG prior management and an advisor for services previously rendered. Simultaneously, the former Chief Executive Officer of CAMG, returned 2,500,000 shares of Common stock to the CAMG treasury for immediate cancelation.

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

(7)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2014-15, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. CASH AND CASH EQUIVALENTS

As of September 30, 2014, the cash balance was $400,324, of which $105,721 was held in major financial institutions located in Hong Kong, and $289,716 was held in major financial institutions located in the PRC and $4,887 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

5. INVENTORIES

As of September 30, 2014, the Company had inventories of $1,720,397 in fertilizer. The Company performs a physical inventory count on a regular basis.

6. ADVANCED TO suppliers

As of September 30, 2014 and December 31, 2013, the Company had advanced to suppliers $1,488,882 and $3,225,615, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers	As of September 30, 2014		As of December 31, 2013
Supplier A	$1,488,882	100%	$1,497,447	46.4%
Supplier B	0	0%	1,728,168	53.6%
Total	$1,488,882	100.0%	$3,225,615	100.0%

7. ADVANCED TO RELATED PARTY

As of September 30, 2014, the Company had a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,141,349. The loan advance to Parko is due on January 14, 2015 with interest at a rate of 4% per annum. Accordingly, the Company recorded interest income of $137,315 during the nine months ended September 30, 2014, which has been included under interest receivable in the accompanying consolidated balance sheet as of September 30, 2014.

(8)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	September 30, 2014	December 31, 2013
Cost:
Computer equipment and software	$13,024	$13,083
Advertising equipment	166,677	167,429
Construction in progress	541	544
Total	180,242	181,056
Accumulated depreciation	(69,924)	(45,334)
Net	$110,318	$135,722

During the nine months ended September 30, 2014 and 2013, the Company had depreciation expenses of $24,681 and $26,121, respectively.

9. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of September 30, 2014 and December 31, 2013 consisted of following:

	As of
	September 30, 2014	December 31, 2013

Hebei AMP (a)	$68,827	$58,838

PMI (b)	788,387	579,253
Shareholder (c)	118,928	119,465
Total	$976,142	$757,556

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Chen Lijun who serves as the Chairman of the Company during the period from April 17, 2012 through December 11, 2013, is the Chairman and President of Hebei AMP;

Mr. Peng Guo Jiang, who serves as the General Manager, Land Director of the Company during the period from April 17, 2012 through December 11, 2013, is the Vice President of Hebei AMP.

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stock as a trustee holding the shares for Hebei AMP.

As of September 30, 2014 and December 31, 2013, the balance due to Hebei AMP was $68,827 and $58,838, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. During the nine months ended September 30, 2014, the Company borrowed $210,768 from PMI to pay for its daily operations. The funds borrowed from PMI were not evidenced by a promissory note, but rather was an oral agreement between PMI and the Company and due on demand. As of September 30, 2014, the outstanding balance due to PMI was $788,387.

(9)

9. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS (CONTINUED)

(c)	Due to shareholder

In addition, the Company had outstanding balances of $118,928 due to the Company’s former President as of September 30, 2014. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. The Company and Hebei AMP renegotiated the contract after the expiration on December 31, 2013, which had not been extended as of November 5, 2014. Accordingly, the Company had no revenues generated from its advertising business during the three and nine months ended September 30, 2014.

Fertilizer Agreements - Related Party

Starting on October 30, 2012 the Company, through its subsidiary CAM Hebei entered into a series of oral and written agreements (collectively the “Agreements”) with Hebei AMP for the purchase and sale of fertilizer in Hebei Province China, pursuant to which, fertilizer products shall be sold by Hebei AMP to CAM Hebei for a purchase price of approximately $2,000,000. Hebei AMP will deliver the fertilizer to CAM Hebei as needed. The Company serves primarily as a trading agent for Hebei AMP during the transactions and therefore recognizes revenue for these transactions on a net rather than a gross basis. During the three and nine months ended September 30, 2014 and 2013, the Company had no revenues generated from trading agent business.

(10)

10. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2014.

As of September 30, 2014, the U.S. operation had net operating losses of $642,364 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2034.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Current taxes	0	$257,131	0	$775,518
Deferred taxes	0	0	0	0
	0	$257,131	0	$775,518

11. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. As of September 30, 2014, the Company had 1,000,000 shares of convertible preferred stock outstanding whose effect was dilutive and included in diluted net income per share during the periods.

The following table sets forth the computation of basic and dilutive net income per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net (loss) income	$(18,900)	$1,148,409	$(189,748)	$3,603,731
Net (loss) income per share
Basic	**	$0.05	$(0.01)	$0.14
Diluted	N/A	$0.01	N/A	$0.03
Weighted average number of shares outstanding
Basic	25,295,000	25,295,000	25,295,000	25,182,574
Diluted	125,295,000	125,295,000	125,295,000	125,182,574

** Less than $.01

(11)

12. CONCENTRATION AND RISK

For the nine months ended September 30, 2014, 100% of the Company’s assets were located in the PRC.

13. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expired on June 30, 2014.  The monthly lease payment is approximately $800. After the expiration, the Company will stay in the same office space and make the rental payment at the same rate on month-to-month basis.

14. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of September 30, 2014.

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(12)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and nine months ended September 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 2013.

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

CAMG manages the operations of CAM Hebei, a company which is principally engaged in developing the Chinese agricultural and consumer market. CAMG is seeking to build and grow its core business in advertising, wholesale and retail sales and is analyzing new market opportunities that would allow management to strategically expand into additional profitable and synergistic markets.

(13)

PLAN OF OPERATIONS

Overview:

CAMG has acquired marketing rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province by forming a joint venture company: CAM Hebei, with Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”). The retail network are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network. It is CAMG’s objective to capitalize on the buying power of this captive market with additional products. In addition to the marketing rights agreement CAMG also entered into an advertising agreement with Hebei AMP. THe advertising agreement expired as of December 31,2013.

While the Company has not generated any revenues since January of 2014 because our advertising agreement with Hebei AMP was not extended (see below), our primary source of revenues has historically been from selling advertising time on monitors it has installed on the outside of 300 Network stores. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by Hebei AMP, which is a related party of the Company by common shareholders and indirectly owns 2% of the capital interest of CAM Hebei.

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

As of November 5, 2014, our advertising agreement with Hebei AMP had not been extended. As a result, we will not have any revenues during the three and nine months ended September 30, 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

However, we do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights in the Network because we have acquired marketing rights by forming a joint venture company with Hebei AMP. The joint venture company is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the joint venture company. No revenues have been generated from the joint venture company or these marketing rights.

Results of Operations

Revenues – Related Party

We had no revenues for both three-month and nine-month periods ended September 30, 2014 since our advertising agreement with Hebei AMP had not been extended. Comparatively, we had revenues of $1,662,996 and $5,026,744 for the three and nine months ended September 30, 2013, respectively, of which $1,659,221 and $5,009,557, respectively, were from the sales of air time through the LCD display network. We gained all of our advertising revenues from Hebei AMP pursuant to the Agreement, dated June 1, 2012. Hebei AMP is our related party and major shareholder through a trustee holding. We charged Hebei AMP RMB2.54 ($0.41) per second for the air time they used for their advertisement.

The advertising agreement with Hebei AMP expired on December 31, 2013, which had not been extended as of November 5, 2014. As a result, we did not have any revenues during the three and nine months ended September 30, 2014. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

However, we do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights in the Network because we have acquired marketing rights by forming a joint venture company with Hebei AMP. The joint venture company is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the joint venture company. No revenues have been generated from the joint venture company or these marketing rights.

(14)

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. We had no cost of revenues during the three and nine months ended September 30, 2014 due to no revenue activities in these periods. Comparatively, cost of revenues recorded at $43,009 and $95,750 for the three and nine months ended September 30, 2013, respectively.

Net Income

We had net loss of $18,900 and $189,748 for the three and nine months ended September 30, 2014, respectively, compared to net income of $1,148,409 and $3,603,731 for the same periods ended September 30, 2013, respectively. The net loss during the three and nine months ended September 30, 2014 was primarily attributable to expenses incurred for daily operations since no revenues gained during the periods, partially offset by the interest income in connection with a loan advance to a related party, which was $51,807 and $137,940 for the three and nine months ended September 30, 2014, respectively. The loan advance to the related party is due on January 14, 2015 with interest at a rate of 4% per annum. Comparatively, the net income during the three and nine months ended September 30, 2013 was due to sufficient gross profit to cover our operating expenses.

There can be no assurance we will generate any revenue or achieve or maintain profitability in the future.

Operating Expenses

We had operating expenses of $70,763 and $327,872 for the three and nine months ended September 30, 2014, respectively, compared to operating expenses of $206,897 and $544,205 for the three and nine months ended September 30, 2013, respectively. The expenses in 2014 were primarily composed of salaries, rent and other administrative expenses related to daily operations. The decrease in operating expenses during current periods was due to cost controls in place due to our drop in revenues.

Liquidity and Capital Resources

Cash flows used in operating activities were $254,201 for the nine months ended September 30, 2014, compared to cash flows of $2,281,577 provided by operating activities for the same period ended September 30, 2013. Negative cash flows from operations during the nine months ended September 30, 2014 were due primarily to net loss of $189,748, plus the increase in interest receivable in amount of $137,314. Cash flows from operations during the nine months ended September 30, 2013 were due primarily to net income of $3,603,731, plus the increase in taxes payable by $775,518, partially offset by the increase in advances to related parties in connection with business trade by $206,249, and the increase in advances to suppliers by $1,977,494.

Cash flows used in investing activities were $5,117,753 and $1,841,649 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, there was a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,117,753, which is due on January 14, 2015 with interest at a rate of 4% per annum. Comparatively, cash flows used in investing activities during the nine months ended September 30, 2013 due primarily to purchase of accounting software and advance to Parko for $1,838,730. The original loan agreement with Parko was amended on November 20, 2013 to include interest at a rate of 4.7% per annum effective on the date of amendment.

Cash flows provided by financing activities were $220,975 and $329,201 during the nine months ended September 30, 2014 and 2013, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2014 were due primarily to proceeds from the shareholder loan and related party’s loan in amount of $210,768 and $10,207, respectively, both of which bear zero interest and due on demand. Comparatively, cash flows from financing activities during the nine months ended September 30, 2013 were due primarily to the release of restricted cash of $300,000, which was in connection with the sales of common stock during the third quarter of 2012, plus the proceeds of $59,547 from shareholder loan, offset by the repayment of $30,346 to the related party’s loan. Both shareholder loan and related party’s loan bear zero interest and due on demand.

(15)

Capital Expenditures

We project that we will need capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds starting in late 2014 or early 2015 to meet our objectives.

Overall, we have funded our cash needs from inception through September 30, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $400,324 on hand as of September 30, 2014. Currently, we have enough cash to fund our operations for the next six months. This is based on our working capital surplus. Our current level has no operations. We will require capital of approximately $1,000,000 per year starting in late 2014 or early 2015.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital, we will need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on the receipt of revenues from new or historical sources of revenues (there being no revenues at this time), and additional infusions of capital and debt financing. Our current capital and lack of revenues are insufficient to fund any growth or expansion of our business. If we choose to launch such an expansion campaign, we will require substantially more capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our ability to generate revenues will be adversely affected and we will have to significantly modify our plans. For example, if we are unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail number of stores in the Network
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our services, advertising market in Hebei Province, PRC, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities has been the receipt of revenues from the sales of our products, our business operations will be adversely affected until we reestablish a revenue stream.

Our success will be dependent upon the sale of advertising time from the renewal of the agreement with Hebei AMP or entering into new agreements, and subject to the risks associated with our business plans. We provide air time for the clients’ advertisement through our own media network. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our concept.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

(16)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. As a result of continuing weakness in our internal control over financial reporting as reported in our annual report on form 10-K for the year ended December 31, 2013.

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

(17)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2013.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Principal Executive Officer

31.2 Certification of Principal Financial Officer and Principal Accounting Officer

32.1  Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.1	S.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document
101.SCH*XBRL	Taxonomy Extension Schema
101.CAL*XBRL	Taxonomy Extension Calculation Linkbase
101.DEF* XBRL	Taxonomy Extension Definition Linkbase
101.LAB*XBRL	Taxonomy Extension Label Linkbase
101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CAM Group, Inc.

(Registrant)

Date: November 13, 2014

By:  /s/ Kit Ka

         Kit Ka

Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(19)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer and Principal Accounting Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

* In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.