Form 10-K
period 2014-12-31
CAM Group, Inc.
filed 2015-04-15
CIK 1419559

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 000-53009

CAM Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	57-1021913
(State or other jurisdiction of	(IRS Employer Identification No.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2014 were $1,706,369.

The aggregate market value of the voting stock on April 14, 2015 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $852,898 based upon the most recent sales price ($0.13) for such Common Stock on April 14, 2015, there were 25,295,000 shares of our Common Stock issued and outstanding, of which approximately 6,560,750 shares were held by non-affiliates.

Number of shares of the registrants’ common stock outstanding as of April 14, 2015: 25,295,000

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

CAMG manages the operations of CAM Hebei, a company which is principally engaged in developing the Chinese agricultural and consumer market. CAMG is attempting to build its core business in advertising, wholesale and retail sales and is analyzing new market opportunities that would allow management to strategically expand into additional profitable and synergistic markets.

(4)

Overview

CAMG has acquired marketing rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province by forming a joint venture company: CAM Hebei, with Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”). The retail network are currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network. It is CAMG’s objective to capitalize on the buying power of this captive market with additional products. In addition to the marketing rights agreement CAMG also entered into an advertising agreement with Hebei AMP. The advertising agreement expired as of December 31, 2013.

While the Company has not generated any advertising revenues since January of 2014 because our agreement with Hebei AMP was not extended (see below), our primary source of revenues has historically been from selling advertising time on monitors it has installed on the outside of 300 Network stores. The Network covers a rural population of over 40 million people or approximately 55% of Hebei’s 70 million residents and is managed by Hebei AMP, which is a related party of the Company by common shareholders and indirectly owns 2% of the capital interest of CAM Hebei.

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

As of the date of this report, our advertising agreement with Hebei AMP had not been extended. As a result, we will not have any advertising revenues during the year ended December 31, 2014 or for the foreseeable future. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

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

(5)

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

(6)

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

We initially entered into an advertising agreement with Hebei AMP. The advertising agreement expired as of December 31, 2013. We do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights in the Network because we have acquired marketing rights by forming a joint venture company with Hebei AMP. The joint venture company is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the joint venture company. No revenues have been generated from the joint venture company or these marketing rights.

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

Contractual Agreements with Hebei Agricultural Means of Production Co., Ltd. (Related Party and major shareholder through a trustee holding)

Advertising Revenues

After completing the installation of the LCD displays in 2012, CAMG entered into an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012 to December 2013. During the year of 2013, CAMG generated all its advertising revenues from its major related party Hebei AMP in the amount of $6,641,060. As of the date of this report, our advertising agreement with Hebei AMP was not renewed. As a result, we had no revenues generated from advertising in 2014.

Sales of fertilizer

Starting from December 2012, we sold fertilizer the Hebei AMP and other non-related third parties. Given that we had credit risk in the transaction and had been responsible for the acceptability of the fertilizer purchased by the customers, we changed our revenues recognition from net basis to gross basis. Revenue is recognized when products have been delivered, risk of ownership has been transferred, the selling price is fixed or determinable and collectability is reasonably assured.

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

Source: National Bureau of Statistics of China

(7)

Marketing Strategy

Although our advertising agreement with Hebei AMP expired as of December 31, 2013. We do not believe the termination of our advertising contract will have an impact on our marketing rights in the Network because we have acquired marketing rights by forming a joint venture company with Hebei AMP. The joint venture company is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the joint venture company. We expect we are able to do the following within the network.

Market Development for Advertising Business

CAMG will target mature enterprises who want to build their corporate images in the rural market, such as national telecom providers, state-owned banks and large fertilizer manufacturer.

Our own market research has indicated that local service providers such as banks and hospitals are using various channels such as newspaper and television to advertise their services in the rural markets. CAMG expects to provide other channels for governmental departments to educate the rural population and spread news and the latest public policies. We provide a cost efficient and effective solution compared to TV advertising and focus on out–of-home rather than in-home advertising.

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

(8)

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

(9)

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

(10)

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

Employees

As of December 31, 2014, CAM Hebei has 9 full-time employees. After the establishment of CAM Hebei, there are 5 employees from Hebei AMP start working for the Company and getting paid directly from the Company. There are no cost sharing arrangement in place.

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

Risks Related to Our Business and Industry

Historically we relied on our related party for a significant portion of our business. If we are unable to maintain good relationships with our related party, our business could suffer. Through December 31, 2014, all of our revenues from sales of fertilizer were derived from Hebei AMP, a related party and major shareholder through a trustee holding through common management located in the PRC. Our advertising agreement with Hebei ended on December 31, 2013 and has not been renewed. As a result, we had no revenues from advertising in 2014. We cannot assure that we will be able to enter into new agreements with Hebei AMP or other parties on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with Hebei AMP, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

Our failure to maintain existing relationships with Hebei AMP, National AMP and China Co-op would harm our business and prospects.

•	Changes in economic conditions and advertising trends. We may be unable to adequately deal with these changing conditions and trends that could have a negative impact on our financial statements and the value of your investment.

•	Our operating results are difficult to predict and may fluctuate significantly from period to period in the future resulting in uncertainty and lower pricing for our shares.

•	Failure to manage our growth and operations could strain our management, operational and other resources and we may not be able to achieve anticipated levels of growth in the new networks and media platforms we operate, either of which could materially and adversely affect our business and growth potential.

•	If we are unable to adapt to changing regulatory requirements or advertising trends and the technology needs of advertisers and consumers, we will not be able to compete effectively and we will be unable to increase or maintain our revenues which may materially and adversely affect our business prospects and revenues.

•	We may be deemed a PRC resident enterprise under the PRC Enterprise Income Tax Law and be subject to the PRC taxation on our worldwide income which could create losses or a significant reduction in our net income and a decrease in the value of your shares.

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

(11)

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

(12)

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

(13)

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2013 price range per share	$3.50 - .90	$2.00 - .75	$1.26 - .20	$.20 - .14
2014 price range per share	$.11 - .05	$.091 - .09	$.19 - .09	$.18 – .14

(14)

General

We are authorized to issue 90,000,000 shares of our common stock, par value $.001 per share and 10,000,000 shares of our preferred stock, par value $.001 per share.

Common Stock

As of April 15, 2014, there were 25,295,000 shares of our common stock issued and outstanding, which were held by approximately 355 shareholders.

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

Series A Preferred Stock. The Company is authorized to issue up to ten million (10,000,000) shares of Preferred Stock, which are hereby designated as “Series A Preferred Stock” with the following rights, preferences, privileges and restrictions, qualifications and limitations. As of December 31, 2014, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

(15)

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

Stock Warrants Grants

The Company has no any stock warrants granted as of December 31, 2014.

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

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

As of the date of this Annual Report, we do not have any securities authorized for issuance under any equity compensation plans and we do not have any equity compensation plans.

Transfer Agent

Our transfer agent is ClearTrust LLC, located at 16540 Pointe Village Dr., Ste. 210, Lutz, FL 33558. Their website is www.cleartrustonline.com.

(16)

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

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract (the “Contract”) with a related party, pursuant to which the related party agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was completed as of December 31, 2013. During the year of 2014 and 2013, the Company generated all its advertising revenues from the related party in amount of $0 and $6,641,060, respectively.

(b) Sales of fertilizer

The Company also recognized revenues generated from sales of fertilizer in gross basis, given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer purchased by the customers. Revenue is recognized when products have been delivered, risk of ownership has been transferred, the selling price is fixed or determinable and collectability is reasonably assured.

Cost of Revenues

Cost of revenues include all direct material, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Revenues

We had revenues of $1,706,369 for the year ended December 31, 2014 which consisted of fertilizer sales to HeBei AMP, comparatively, the fertilizer sales in amount of $19,915,541 in 2013 were from non-related third parties. We have revenues of $6,641,060 for the year ended December 31, 2013 primarily from advertising. As discussed above, since our advertising agreement with Hebei AMP had not been extended we did not have advertising revenues since January 2014 and do not anticipate advertising revenues in the immediate future. Historically, advertising revenues were from the sales of air time through the LCD display network. We gained all of our advertising revenues from Hebei AMP pursuant to the Agreement, dated June 1, 2012. Hebei AMP was our related party and major shareholder through a trustee holding relationship. We charged Hebei AMP RMB2.54 ($0.41) per second for the air time they used for their advertisement. We are not certain as to whether the Hebei AMP agreement will be extended or whether we will enter into advertising agreements with other parties.

Cost of Revenues

Cost of revenues for the years ended December 31, 2014 and 2013 were $1,714,292 and $19,896,481, respectively, which were related to expenditures to procure fertilizer for sale. The sales in 2014 were to the related party.

Net Income (Loss)

We had net losses of $111,658 for the year ended December 31, 2014 compared to net income of $4,976,390 for the year ended December 31, 2013. The net loss during the year ended December 31, 2014 was primarily attributable to expenses incurred for daily operations since no gross profits were gained during the year, partially offset by the interest income in connection with a loan advance to a related party, which was $204,863. The loan advance to the related party is due on January 14, 2015 with interest at a rate of 4% per annum. Comparatively, the net income during the year ended December 31, 2013 was due to strong advertising revenues from our related party contract with Hebei AMP.

There can be no assurance we will generate any revenue or achieve or maintain profitability in the future.

Operating Expenses

We had operating expenses of $368,117 and $767,183 for the years ended December 31, 2014 and 2013, respectively. The expenses in both years were primarily composed of salaries, rent and other administrative expenses related to daily operations. The decrease in operating expenses during 2014 was primarily due to the lower expenses needed to support our operations due to our drop in revenues.

(17)

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were ($55,731) and $4,003,316 for the years ended December 31, 2014 and 2013, respectively. Negative cash flows from operations during the year ended December 31, 2014 were due primarily to our net loss of $111,658. Cash flows from operations during the year ended December 31, 2013 were due primarily to net income of $4,976,390, plus the increase in taxes payable by $919,502, partially offset by the increase in advances to related parties in connection with business trade by $1,343,995.

Cash flows used in investing activities were $5,326,437 and $10,960 during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, there was a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,326,437, which is due on January 14, 2015 with interest at a rate of 4% per annum. The business purpose of this advance was to gain interest income in a low risk business environment, which is for rrelated party. Comparatively, cash flows used in investing activities during the year ended December 31, 2013 was primarily due to purchase of accounting software of $10,960.

Cash flows provided by financing activities were $243,027 and $275,505 during the years ended December 31, 2014 and 2013, respectively. Positive cash flows from financing activities during the year ended December 31, 2014 were primarily due to proceeds from a shareholder loan, which bear zero interest and due on demand. Comparatively, cash flows from financing activities during the year ended September 30, 2013 were due primarily to the sale of common stock of $300,000, partially offset by the repayment of $24,495 to the related party’s loan.

Capital Expenditures

We project that we will need capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds starting during 2015 to meet our objectives.

Overall, we have funded our cash needs from inception through December 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $411,000 on hand as of December 31, 2014. Currently, we have enough cash to fund our operations for the next six months. This is based on our working capital surplus. We currently have limited revenues and gross profits. We may require capital if we decide to expand our business plan.  There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(18)

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency losses of $125,867 in fiscal 2014. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2014	2013
Balance sheet items, except for the registered and paid-up capital as of December 31, 2014 and 2013	USD 1:RMB 6.1385	USD 1:RMB 6.1104
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2014 and 2013	USD 1:RMB 6.1432	USD 1:RMB 6.1905

(19)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CAM Group, Inc.

We have audited the accompanying consolidated balance sheet of CAM Group, Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes’ in stockholders’ equity and cash flows, for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2014 and 2013 and the results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, April 15, 2015

(20)

ITEM 8. FINANCIAL STATEMENTS

CAM Group, Inc. and Subsidiaries
Audited Consolidated Balance Sheets
As of December 31, 2014 and 2013
(Audited)

	December 31, 2014	December 31, 2013
		(Restated)
Current Assets

Cash and cash equivalent	$411,000	$5,600,286
Accounts receivable	1,649,724	1,675,831
Accounts receivable - related party	1,693,889	—
Advance to suppliers	1,474,118	3,225,615
Prepayment and deposits	1,066	2,703
Advanced to related parties	5,287,478	—
Other receivable	2,299	2,335
Total Current Assets	10,519,574	10,506,770

Plant and Equipment, Net	97,012	135,722

Total Assets	$10,616,586	$10,642,492

Liabilities
Accounts payables and accrued expenses	$51,572	$81,279
Other payable - related party	39,145	—
Due to shareholders	929,082	698,718
Due to related parties	57,921	58,838
Income Tax Payable	1,628,257	1,654,025
Total Liabilities	2,705,977	2,492,860

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of December 31, 2014 and 2013, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 shares	25,295	25,295
issued and outstanding as of December 31, 2014 and 2013, respectively
Additional paid-in capital	556,790	556,790
Accumulated other comprehensive income	28,503	153,321
Retained earnings (deficits)	7,152,813	7,262,238
Non-controlling interest	146,208	150,988
Total equity	7,910,609	8,149,632

Total Liabilities and Equity	$10,616,586	$10,642,492

The accompanying notes are an integral part of these consolidated financial statements

(21)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For The Years Ended December 31, 2014 and 2013
(Audited)

	For the years ended
	December 31, 2014	December 31, 2013
		(Restated)

Revenue
Advertising revenues from AMP	$—	$6,641,060
Revenues - sales of fertilizer from AMP	1,706,369	—
Revenues - sales of fertilizer	—	19,915,541
Total revenues	1,706,369	26,556,601

Cost of revenue
Cost of revenues - advertising	—	—
Cost of revenues - sales of fertilizer from AMP	1,714,292	—
Cost of revenues - sales of fertilizer	—	19,896,481
Total cost of revenues	1,714,292	19,896,481

Gross profit	(7,923)	6,660,120

Operating expenses:
Selling, General & administrative expenses	368,117	697,947
Advertising expenses	—	69,236
Total operating expenses	368,117	767,183

Operating (loss) / income	(376,040)	5,892,937

Other income (expenses)
Interest income (expenses)	1,077	11,557
Interest income - related party	204,863	—
Other non-operating income	58,237	—
Income (loss) from currency exchange	205	(8,602)
Total other income (expenses)	264,382	2,955

(Loss) income before income tax	(111,658)	5,895,892

Income tax expense	—	919,502

Net (loss) income	(111,658)	4,976,390
Less: Net income attributable to noncontrolling interests	(2,233)	(99,528)
Net income attributable to CAM Group common shareholders	(109,425)	4,876,862

Net (loss) income per share:
Basic and diluted	*	$0.20

Weighted average number of shares
Basic and diluted	25,295,000	25,210,616

Comprehensive income:
Net (loss) income	$(111,658)	$4,976,390
Foreign currency translation adjustment	(127,365)	127,110
Comprehensive income:	(239,023)	5,103,500
Comprehensive income attributable to noncontrolling interests	(4,780)	(102,070)
Comprehensive income attributable to CAM Group	$(234,243)	$5,001,430
*less than $.01
The accompanying notes are an integral part of these consolidated financial statements

(22)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2014 and 2013
(Audited)

	For the years ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net (loss) income	$(111,658)	$4,976,390
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	36,865	34,953
Stock based compensation	—	50,000
Changes in operating assets and liabilities:
Accounts receivable	—	(1,654,147)
Accounts receivable - related party	(1,706,369)	—
Advance to suppliers	1,713,780	(1,705,807)
Advanced to related parties - business trade	—	1,343,995
Prepayments and other receivable	1,607	168
Accounts payable and accrued expenses	(29,389)	38,262
Other payables - related party	39,433	—
Taxes Payable	—	919,502
Net cash (used in) provided by operating activities	(55,731)	4,003,316

Cash flows from investing activities:
Purchase of property and equipment	—	(10,423)
Advanced to related parties	(5,326,437)	(537)
Net cash (used in) financing activities	(5,326,437)	(10,960)

Cash flows from financing activities:
Proceeds from shareholders loan payable	243,027	—
Proceeds from related party loan payable	—	—
Repayment related party loan payable		(24,495)
Proceeds from sales of stock		300,000
Net cash provided by financing activities	243,027	275,505

Effect of changes in exchange rate	(50,145)	83,752

Net (decrease) / increase in cash and cash equivalents	(5,189,286)	4,351,613

Cash and cash equivalents at the beginning of the year	5,600,286	1,248,673

Cash and cash equivalents at the end of the year	$411,000	$5,600,286

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(23)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficits
For The Years Ended December 31, 2014 and 2013
(Audited)

	Preferred shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Other Comprehensive Income	Accumulated Deficits	Non-controlling interest	Total

Balance at December 31, 2012	1,000,000	$1,000	25,075,000	$25,075	$3,169,690	$(2,662,680)	$28,753	$2,385,376	$48,918	$2,996,132

Shares issued for consulting service			220,000	220	49,780					50,000
Cancellation of warrants					(2,662,680)	2,662,680				—
Net income			—					4,876,862	99,528	4,976,390
Foreign currency translation adjustments			—				124,568		2,542	127,110

Balance at December 31, 2013 (Restated)	1,000,000	$1,000	$25,295,000	$25,295	$556,790	$—	$153,321	$7,262,238	$150,988	$8,149,632

Net (loss)			—					(109,425)	(2,233)	(111,658)
Foreign currency translation adjustments			—				(124,818)		(2,547)	(127,365)

Balance at December 31, 2014	1,000,000	$1,000	$25,295,000	$25,295	$556,790	$—	$28,503	$7,152,813	$146,208	$7,910,609

The accompanying notes are an integral part of these consolidated financial statements

(24)

CAM GROUP, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the years ended December 31, 2014 and 2013

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

(25)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries CAM Group, CAM HK and CAM Hebei. All inter-company balances and transactions have been eliminated in consolidation

Use of Estimates

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

As of December 31, 2014, the Company had balance in accounts receivable of $3,343,613, of which $1,649,724 was from non-related third party, which was collected in the first quarter of 2015, and $1,693,889 was from a related party. The Company did not made any provision for bad debts because the Company has conducted a credit assessment on all creditors before granting credit to customers . In addition, we are constantly monitoring credit risk. We used historical data as well as a subsequent period review of collections to determine no bad debt allowance was required as of December 31, 2014.

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

(26)

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

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract (the “Contract”) with a related party, pursuant to which the related party agrees to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was completed as of December 31, 2013. During the year of 2014 and 2013, the Company generated its advertising revenues from the related party in amount of $0 and $6,641,060, respectively.

(b) Sales of fertilizer

The Company also recognized revenues generated from sales of fertilizer in gross basis, given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer purchased by the customers. Revenue is recognized when products have been delivered, risk of ownership has been transferred, the selling price is fixed or determinable and collectability is reasonably assured.

Cost of Revenues

Cost of revenues include all direct material, labor and certain other direct costs, as well as those indirect costs related to contract performance, such as indirect labor and fringe benefits. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Advertising Expenses

Advertising costs are expensed as incurred. The Company had $0 and $69,236 advertising costs for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

All shipping and handling costs are included in cost of sales. The Company had no freight out expense during the year presented.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. Income tax periods 2012, 2013 and 2014 are open for tax examination by taxing authority.

The Company conducts major businesses in the PRC and Hong Kong and is subject to tax liabilities in these two jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities. As of December 31, 2014, the Company had no outstanding tax due with its tax authority in the PRC, and provisions for profit taxes due with its tax authority in Hong Kong were accrued.

(27)

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

Non-Controlling Interests

Non-Controlling interest represents the 2% equity interest of CAM Hebei held by Hebei Agricultural Means of Production Co. Ltd (“Hebei AMP”), through its wholly-owned subsidiary, as of December 31, 2014.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	2014	2013
Balance sheet items, except for the registered and paid-up capital as of December 31, 2014 and 2013	USD 1:RMB 6.1385	USD 1:RMB 6.1104
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2014 and 2013	USD 1:RMB 6.1432	USD 1:RMB 6.1905

(28)

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

Recently Issued Accounting Standards

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the implementation of this standard to have a material effect on its disclosures.

(29)

3. CASH AND CASH EQUIVALENTS

As of December 31, 2014, the cash balance was $411,000, of which $143,685 was held in major financial institutions located in Hong Kong, and $263,242 was held in major financial institutions located in the PRC and $4,073 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

4. ADVANCED TO suppliers

As of December 31, 2014 and 2013, the Company had advanced to suppliers in the amount of $1,474,118 and $3,225,615, respectively, representing the deposits made to suppliers pursuant to fertilizer contracts in order to secure lower price of fertilizer. The amount and percentage of each major supplier are set forth below.

Suppliers	As of December 31, 2014		As of December 31,2013
Supplier A	$1,474,118	100%	$1,497,447	46.4%
Supplier B	0	0%	1,728,168	53.6%
Total	$1,474,118	100%	$3,225,615	100.0%

5. ADVANCED TO RELATED PARTY

As of December 31, 2014, the Company had a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,287,478, consisting of principal of $5,084,113 and accrued interest receivable of $203,365. The loan advance to Parko is due on January 14, 2015 with interest at a rate of 4% per annum. Accordingly, the Company recorded interest income from related party in amount of $204,863 during the year ended December 31, 2014.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	December 31, 2014	December 31, 2013
Cost:
Computer equipment and software	$12,879	$13,083
Advertising equipment	164,821	167,429
Construction in progress	535	544
Total	178,235	181,056
Accumulated depreciation	(81,223)	(45,334)
Net	$97,012	$135,722

During the years ended December 31, 2014 and 2013, the Company had depreciation expenses of $36,865 and $34,953, respectively.

(30)

7. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of December 31, 2014 and 2013 consisted of following:

	As of
	December 31, 2014	December 31, 2013

Hebei AMP (a)	$57,921	$58,838

PMI (b)	811,478	579,253
Shareholder (c)	117,604	119,465
Total	$987,003	$757,556

(a)	Hebei Agricultural Means of Production Co. Ltd.

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

As of December 31, 2014 and 2013, the balance due to Hebei AMP was $57,921 and $58,838, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. During the year ended December 31, 2014, the Company borrowed $243,027 from PMI to pay for its daily operations. The fund borrowed from PMI was not evidenced by a promissory note, but rather was an oral agreement between PMI and the Company and due on demand. As of December 31, 2014, the outstanding balance due to PMI was $811,478.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $117,604 due to the Company’s former President as of December 31, 2014. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. The Company and Hebei AMP renegotiated the contract after the expiration on December 31, 2013, which had not been extended as of the date of this report. Accordingly, the Company had no revenues generated from its advertising business during the year ended December 31, 2014.

Fertilizer Agreements - Related Party

In 2014, Hebei AMP is the major customer of the Company for sales of fertilizer. The Company recognized revenues generated from sales of fertilizer in gross basis, given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer during the transaction. As of December 31, 2014, the Company had accounts receivable of $1,693,889 from Hebei AMP.

Other payable - Related Party

As of December 31, 2014, the Company had other payable to Parko, Hebei AMP’s business affiliate, in amount of $39,145.

(31)

8. INCOME TAXES

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at December 31, 2014.

As of December 31, 2014, the U.S. operation had net operating losses of $585,690 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2034.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The effective income tax expenses for the years ended December 31, 2014 and 2013 are as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013

Current taxes	$0	$919,502
Deferred taxes	0	0
	$0	$919,502

9. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the years.  Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the years. The Company had no dilutive common stock equivalents as of December 31, 2014 and 2013.

The following table sets forth the computation of basic net (loss) income per share for the years ended December 31, 2014 and 2013, respectively.

	For the years ended
	December 31, 2014	December 31, 2013
Net Income	$(111,658)	$4,976,390
Net Income per Share
Basic and diluted	*	0.20
Weighted Average Number of Shares Outstanding
Basic and diluted	25,295,000	25,210,616

*less than $.01

10. CONCENTRATION AND RISK

For the years ended December 31, 2014 and 2013, 100% of the Company’s assets were located in the PRC.

11. COMMITMENT AND CONTINGENCIES

The Company leases its office space under a 2-year non-cancelable operating lease agreement which expires on June 30, 2014.  The monthly lease payment is approximately $800. After the expiration, the Company stays in the same office space and makes the rental payment at the same rate on month-to-month basis.

12. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of December 31, 2014.

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

14. RESTATEMENT OF FINANCIAL STATEMENTS

The Company recognized revenues generated from sales of fertilizer in net basis during the year ended December 31, 2013. Given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer purchased by the customers, the Company believed it would be appropriate to change the revenues recognition from net basis to gross basis. In addition, certain SG&A expense in 2013 have been reclassified to conform to current period presentation. We are preparing the 8K for these adjustments.

The following table sets forth all the accounts in the original amounts and restated amounts, respectively.

For the year ended December 31, 2013

	Original	Adjustment	Restated

Revenues – sales of fertilizer	$19,060	$19,896,481	$19,915,541
Cost of revenues – sales of fertilizer	0	19,896,481	19,896,481
SG&A expense	565,606	132,341	697,947
Interest income	9,692	1,865	11,557
Net income to noncontrolling interests	0	99,528	99,528
Comprehensive income to noncontrolling interests	$2,542	$99,528	$102,070

Statement of Equity as of January 1, 2014

	Original	Adjustment	Restated

Retained earnings	$7,361,766	$(99,528)	$7,262,238
Non-controlling interest	$51,460	$99,528	$150,988

(32)

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2014, we have not established effective internal controls.

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

During our review of our financial statements and results for the year ended December 31, 2014, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements. Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

(33)

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

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
Kit Ka	62	Chief Executive Officer, Principal Financial and Accounting Officer
Yichuan Wang	53	Director
Yanhui Zhang	61	Independent Director
Yongli Xia	51	Independent Director
Renchang Ma	42	Director
Zhaohui Ma	42	Director

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

(34)

Except as otherwise reported above, none of our directors hold directorships in other reporting companies.

There are no family relationships among our directors or executive officers.

To our knowledge we are not quoted on an inter-dealer quotation system which has any requirements that a majority of the board of directors be independent.

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Directors and Officers of the PRC Subsidiaries

The following table sets forth certain information as concerning executive officers of each of the PRC Subsidiaries:

Name	Age	Position
Lijun Chen	57	President of China Agriculture Media (Hebei) Co. Ltd.
Guojiang Peng	48	Vice President of China Agriculture Media (Hebei) Co. Ltd.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

We do not have an “audit committee financial expert” as defined by Item 401(h) in Regulation S-K as promulgated by the Securities and Exchange Commission.

(35)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s common stock file reports of ownership and changes in ownership with the SEC. The Company believes that during fiscal 2014, all reports were timely filed by its executive officers and directors.

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

(36)

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period:

Compensation Discussion and Analysis

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kit Ka CEO, CFO	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Yichuan Wang Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Renchang Ma Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Zhaohui Ma Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Yanhui Zhang Independent Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Yongli Xia Independent Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Compensation of Directors

Mr. Yanhui Zhang will receive an annual salary for his service as an Independent Director in the amount of $28,915 paid in equal installments throughout the year, consistent with the normal payroll practices of the Company. Mr. Yanhui Zhang has not been awarded any equity or stock options by the Company. At the end of 2014, Mr. Zhang did not receive any salary and agreed to surrender all accrued expenses due to him.

Mr. Yongli Xia will receive an annual salary for his service as an Independent Director in the amount of $28,915 paid in equal installments throughout the year, consistent with the normal payroll practices of the Company. Mr. Yongli Xia has not been awarded any equity or stock options by the Company. At the end of 2014, Mr. Xa did not receive any salary and agreed to surrender all accrued expenses due to him.

Option Grants Table

There were no individual grants or stock compensation options granted to purchase our common stock made to the executive officer named in the Executive Compensation Table as compensation through December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2014 by the executive officer named in the Executive Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

(37)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The classes of equity securities of CAMG issued and outstanding are Common Stock, $0.001 par value and Series A Preferred Stock, $0.001 par value.

The table on the following page sets forth, as of April 15, 2015, certain information with respect to the Common Stock and Series A Preferred Stock owned by (i) each Director, nominee and executive officer of CAMG; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on their having been 1,000,000 shares of Preferred Stock, and 25,295,000 shares of Common Stock as of April 15, 2015.

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

(38)

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

Advertising Revenues – Related Party

After completing the installation of the LCD displays in 2012, the Company has entered an advertising services contract with Hebei AMP, pursuant to which Hebei AMP agreed to purchase a total of 15,768,000 seconds per year for LCD advertising time at a rate of no less than RMB2.54 (USD0.41), starting from June 2012. The contract was renewed on May 30, 2013 for seven months from June 1, 2013 to December 31, 2013. The Company and Hebei AMP renegotiated the contract after the expiration on December 31, 2013, which had not been extended as of the date of this report. Accordingly, the Company had no revenues generated from its advertising business during the year ended December 31, 2014.

Fertilizer Agreements - Related Party

In 2014, Hebei AMP is the major customer of the Company for sales of fertilizer. The Company recognized revenues generated from sales of fertilizer in gross basis, given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer during the transaction. As of December 31, 2014, the Company had accounts receivable of $1,693,889 from Hebei AMP.

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

(39)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered during the year of 2014 and 2013 to the independent auditor, Dominic K.F. Chan & Co. Audit fees and other fees of auditors are listed as follows:

	2014	2013
Audit fees	$72,200	$73,977
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$72,200	$73,977

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

(a) On December 31, 2014, our Chief Executive Officer and Principal Financial and Accounting Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(40)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(1) All financial statements

Report of Anderson Bradshaw PLLC Registered Public Accounting Firm

Report of Dominic K.F. Chan & Co

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Equity - for the years ended December 31, 2014 and 2013

Statements of Cash Flows - for the years ended December 31, 2014 and 2013

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

(3) Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

(b) Reports on Form 8-K

1.	On August 25, 2014, we filed an amendment to current report on Form 8-K/A to respond to SEC comments on a Form 8-K initially filed on April 17, 2012.

(41)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAM Group Inc.

Date: April 15, 2015	/s/ Kit Ka
Kit Ka
Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Yichuan Wang Yichuan Wang	Director	April 15, 2015

/s/ Yanhui Zhang Yanhui Zhang	Independent Director	April 15, 2015

/s/ Yongli Xia Yongli Xia	Independent Director	April 15, 2015

/s/ Renchang Ma Renchang Ma	Director	April 15, 2015

/s/ Zhaohui Ma Zhaohui Ma	Director	April 15, 2015

(42)

EXHIBIT INDEX

14.1	Code of Ethics (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Principal Financial and Accounting Officer

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

(1) Filed with the Form 10-K filed on April 15, 2013