Form 10-Q
period 2015-03-31
CAM Group, Inc.
filed 2015-05-20
CIK 1419559

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Number of shares of common stock, par value $.001, outstanding as of May 20, 2015: 25,295,000

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

March 31, 2015

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

(4)

CAM Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2015 and December 31, 2014
(Unaudited)

	March 31, 2015	December 31, 2014

Current Assets

Cash and cash equivalent	$2,054,662	$411,000
Accounts receivable	—	1,649,724
Accounts receivable - related party	1,696,129	1,693,889
Advance to supplier	1,476,068	1,474,118
Prepayment and deposits	653	1,066
Advanced to related parties	5,344,683	5,287,478
Other receivable	2,302	2,299
Total Current Assets	10,574,497	10,519,574

Plant and Equipment, Net	87,971	97,012

Total Assets	$10,662,468	$10,616,586

Liabilities
Accounts payables and accrued expenses	$45,861	$51,572
Other payable - related party	39,197	39,145
Due to shareholders	1,042,701	929,082
Due to related parties	64,297	57,921
Income Tax Payable	1,630,411	1,628,257
Total Liabilities	2,822,467	2,705,977

Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares	1,000	1,000
issued and outstanding as of March 31, 2015 and December 31, 2014, respectively
Common stock, $.001 par value, 90,000,000 shares authorized, 25,295,000 shares	25,295	25,295
issued and outstanding as of March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	556,790	556,790
Accumulated other comprehensive income	37,196	28,503
Retained earnings (deficits)	7,074,925	7,152,813
Non-controlling interest	144,795	146,208
Total equity	7,840,001	7,910,609

Total Liabilities and Equity	$10,662,468	$10,616,586

The accompanying notes are an integral part of these consolidated financial statements

(5)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Consolidated Comprehensive Income
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Revenue
Advertising revenues from AMP	$—	$—
Revenues - sales of fertilizer from AMP	—	—
Revenues - sales of fertilizer	—	—
Total revenues	—	—

Cost of revenue
Cost of revenues - advertising	—	—
Cost of revenues - sales of fertilizer from AMP	—	—
Cost of revenues - sales of fertilizer	—	—
Total cost of revenues	—	—

Gross profit	—	—

Operating expenses:
Selling, General & administrative expenses	129,493	135,373
Total operating expenses	129,493	135,373

Operating (loss) / income	(129,493)	(135,373)

Other income (expenses)
Interest income (expenses)	—	202
Interest income - related party	50,015	—
Income (loss) from currency exchange	—	129
Total other income (expenses)	50,015	331

(Loss) income before income tax	(79,478)	(135,042)

Income tax expense	—	—

Net (loss) income	(79,478)	(135,042)
Less: Net (loss) attributable to noncontrolling interests	(1,590)	(2,701)
Net (loss) attributable to CAM Group common shareholders	(77,888)	(132,341)

Net (loss) income per share:
Basic and diluted	**	$(0.01)

Weighted average number of shares
Basic and diluted	25,295,000	25,295,000

Comprehensive income:
Net (loss)	$(79,478)	$(135,042)
Foreign currency translation adjustment	8,870	(138,593)
Comprehensive income:	(70,608)	(273,635)
Comprehensive income attributable to noncontrolling interests	(1,413)	(5,473)
Comprehensive income attributable to CAM Group	$(69,195)	$(268,162)

** Less than $.01
The accompanying notes are an integral part of these consolidated financial statements

(6)

CAM Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net (loss)	$(79,478)	$(135,042)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	9,115	6,327
Changes in operating assets and liabilities:
Accounts receivable	1,641,999	—
Advance to suppliers	—	460
Prepayments and other receivable	411	(983)
Accounts payable and accrued expenses	(5,728)	14,828
Net cash (used in) provided by operating activities	1,566,319	(114,410)

Cash flows from investing activities:
Advanced to related parties	(49,910)	(5,171,512)
Net cash (used in) financing activities	(49,910)	(5,171,512)

Cash flows from financing activities:
Proceeds from shareholders loan payable	111,717	103,526
Proceeds from related party loan payable	6,262	2,009
Net cash provided by financing activities	117,979	105,535

Effect of changes in exchange rate	9,274	(1,012)

Net (decrease) / increase in cash and cash equivalents	1,643,662	(5,181,399)

Cash and cash equivalents at the beginning of the year	411,000	5,600,286

Cash and cash equivalents at the end of the year	$2,054,662	$418,887

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-08, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. CASH AND CASH EQUIVALENTS

As of March 31, 2015, the cash balance was $2,054,662, of which $143,876 was held in major financial institutions located in Hong Kong, and $1,902,229 was held in major financial institutions located in the PRC and $8,557 as petty cash.

These bank balances are not insured. The remittance of these funds out of China is subject to exchange control restrictions imposed by the Chinese government. Management believes that the major financial institutions in the PRC and Hong Kong have acceptable credit ratings.

(8)

5. ADVANCED TO suppliers

As of March 31, 2015 and December 31, 2014, the Company had advanced to a supplier the amount of $1,476,068 and $1,474,118, respectively, representing the deposits made to the supplier pursuant to fertilizer contracts in order to secure lower price of fertilizer.

6. ADVANCED TO RELATED PARTY

As of March 31, 2015, the Company had a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,344,683, consisting of principal of $5,090,838 and accrued interest receivable of $253,845. The loan advance to Parko is due on January 14, 2015 with interest at a rate of 4% per annum. Accordingly, the Company recorded interest income of $49,910 during the three months ended March 31, 2015. The principal and accrued interest receivable of this loan was collected in full during the second quarter of 2015.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following amounts at the respective dates:

	As of
	March 31, 2015	December 31, 2014
Cost:
Computer equipment and software	$13,433	$12,879
Advertising equipment	165,038	164,821
Construction in progress	0	535
Total	178,471	178,235
Accumulated depreciation	(90,500)	(81,223)
Net	$87,971	$97,012

During the three months ended March 31, 2015 and 2014, the Company had depreciation expenses of $9,115 and $6,327, respectively.

8. RELATED PARTY BALANCES AND TRANSACTIONS WITH MAJOR SHAREHOLDERS

Due to related parties as of March 31, 2015 and December 31, 2014 consisted of following:

	As of
	March 31, 2015	December 31, 2014

Hebei AMP (a)	$64,297	$57,921

PMI (b)	924,942	811,478
Shareholder (c)	117,759	117,604
Total	$1,106,998	$987,003

(a)	Hebei Agricultural Means of Production Co. Ltd.

Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”) indirectly owns 2% capital interest of CAM Hebei, through its wholly-owned subsidiary, Shijiazhuang Qijin Cultural Presentation Inc. Hebei AMP has common management of the Company as follows:

Mr. Peng Guo Jiang holds approximate 36% of CAMG common stock and 38% of CAM preferred stock as a trustee holding the shares for Hebei AMP.

As of March 31, 2015 and December 31, 2014, the balance due to Hebei AMP was $64,297 and $57,921, respectively.

(b)	Precursor Management Inc.

On March 30, 2011, the Company entered into an agreement with Precursor Management Inc. (“PMI”) which is controlled by the Company’s former President and is also a shareholder of the Company. Since March 2011, PMI has assisted the Company with listing on the over the counter stock market and SEC compliance work, and paid for the Company’s expenses related to daily operations. The agreement expired in March 2013. During the three months ended March 31, 2015, the Company borrowed $111,717 from PMI to pay for its daily operations. The fund borrowed from PMI was not evidenced by a promissory note, but rather was an oral agreement between PMI and the Company and due on demand. As of March 31, 2015 and December 31, 2014, the outstanding balance due to PMI was $924,942 and $811,478, respectively.

(c)	Due to shareholder

In addition, the Company had outstanding balances of $117,759 due to the Company’s former President as of March 31, 2015. The funds borrowed from the Company’s former President were to fund the Company’s operations. The balance due to shareholder was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company and due on demand. On July 29, 2013, the President resigned as President, director and Secretary of the Company due to his personal reason, without any specific disagreement with the Company on any matter.

Fertilizer Agreements - Related Party

Hebei AMP was the major customer of the Company for sales of fertilizer in 2014. The Company recognized revenues generated from sales of fertilizer in gross basis, given that the Company had credit risk in the transaction and had been responsible for the acceptability of the fertilizer during the transaction. As of March 31, 2015, the Company had accounts receivable of $1,696,129 from Hebei AMP. There were no revenues generated from sales of fertilizer during the three months ended March 31, 2015.

Other payable - Related Party

As of March 31, 2015, the Company had other payable to Parko, Hebei AMP’s business affiliate, in amount of $39,197.

(9)

9. EARNINGS PER SHARE

Basic net income per share is computed using the weighted average number of the common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of all dilutive common stock equivalents during the periods. The Company had no dilutive common stock equivalents as of March 31, 2015.

The following table sets forth the computation of basic net (loss) per share for the periods ended March 31, 2015 and 2014, respectively.

	For the periods ended
	March 31, 2015	March 31, 2014
Net (loss) attributable to common shareholders	$(77,888)	$(132,341)
Net (loss) per Share
Basic and diluted	**	$(0.01)
Weighted Average Number of Shares Outstanding
Basic and diluted	25,295,000	25,295,000

10. CONCENTRATION AND RISK

For the three months ended March 31, 2015, 100% of the Company’s assets were located in the PRC.

11. SEGMENTS

The Company determined that it did not operate in any material, separately reportable operating segments as of March 31, 2015.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three months ended March 31, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's annual report on Form 10K for the year ended December 31, 2014.

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

Overview

CAMG has acquired marketing rights to a comprehensive retail network composed of up to 16,000 retail stores located in Hebei province by forming a joint venture company: CAM Hebei, with Hebei Agricultural Means of Production Co. Ltd. (“Hebei AMP”). The retail network is currently owned and operating under the state-owned system of China Supply and Marketing Cooperative Association (“China Co-Op”) and China National Agricultural Means of Production Group Corporation (“National AMP”) and have been in operation for 60 years (the “Network”). CAMG does not have ownership of stores within the Network. It draws a large percentage of the region’s farming population who take advantage of government subsidized agricultural products only sold within the Network stores. Although farmers are free to visit stores outside the Network, the restrictions on the sale of fertilizer products and subsidized pricing of the Network significantly reduce competition. As a result, our Network has a “captive” audience consisting of farmers who would otherwise be priced out of purchasing fertilizer at other locations because these government subsidies are only available within the Network. It is CAMG’s objective to capitalize on the buying power of this captive market with additional products. In addition to the marketing rights agreement CAMG also entered into an advertising agreement with Hebei AMP. The advertising agreement expired as of December 31, 2013.

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

By utilizing existing resources, such as the facilities, network and experience of the Company’s strategic partners, Hebei AMP and China Co-Op Hebei, CAMG can promptly establish its access to the rural retail market. The Company plans to act as the exclusive sales and advertising agent for up to 16,000 retail outlets located in Hebei province and strives to assist our clients to promote suitable products attractive to the rural consumer.

As of the date of this report, our advertising agreement with Hebei AMP had not been extended. As a result, we did not have any advertising revenues during the year ended December 31, 2014 or for the foreseeable future. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

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

(11)

Results of Operations

Revenues – Related Party

We had no revenues during the three months ended March 31, 2015 and 2014 since our advertising agreement with Hebei AMP had not been extended.

The advertising agreement with Hebei AMP expired on December 31, 2013, which had not been extended as of the date of this Report. We are not certain as to whether the Hebei AMP agreement will be executed or whether we will enter into advertising agreements with other parties.

However, we do not believe the termination of our advertising contract with Hebei AMP will have an impact on our marketing rights in the Network because we have acquired marketing rights by forming a joint venture company with Hebei AMP. The joint venture company is an individual operating company, and Hebei AMP indirectly owns 2% of the capital interest of the joint venture company. No revenues have been generated from the joint venture company or these marketing rights an anticipated foresseable future.

Cost of Revenues

Cost of revenues consists primarily of the cost related to LCD display, direct labor, depreciation and overhead, which are directly attributable to revenue generation and the provision of services. We had no cost of revenues during the three months ended March 31, 2015 and 2014 due to no revenue activities in these periods.

Net Loss

We had net loss of $79,478 and $135,042 for the three months ended March 31, 2015 and 2014, respectively, primarily attributable to expenses incurred for daily operations since no revenues were generated during the periods.

There can be no assurance we will generate any revenue or achieve or maintain profitability in the future.

Interest Income

During the three months ended March 31, 2015, the Company had interest income of $50,015 in connection with a loan advance to a related party. The loan advance to the related party was due on January 14, 2015 with interest at a rate of 4% per annum, which was collected in full during the second quarter of 2015.

Operating Expenses

We had operating expenses of $129,493 and $135,373 for the three months ended March 31, 2015 and 2014, respectively. The operating expenses were primarily composed of salaries, rent and other administrative expenses related to daily operations.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,566,319 for the three months ended March 31, 2015, compared to cash flows of $114,410 used in operating activities for the same period ended March 31, 2014. Positive cash flows from operations during the three months ended March 31, 2015 were due primarily to the collection of accounts receivable in amount of $1,641,999, which was related to the fertilizer sales to the third party in 2014. Negative cash flows from operations in the first quarter of 2014 were due primarily to the net loss of $135,042, partially offset by the increase in accounts payable and accrued expenses of $14,828.

Cash flows used in investing activities were $49,910 and $5,171,512 during the three months ended March 31, 2015 and 2014, respectively. There was a loan advance to Parko (Hong Kong) Limited (“Parko”), Hebei AMP’s business affiliate for $5,171,512 during the three months ended March 31, 2014, which was due on January 14, 2015 with interest at a rate of 4% per annum. Negative cash flow of $49,910 during the three months ended March 31, 2015 was due to the interest receivable in connection with Parko loan advance. Both principal and accrued interest receivable of this loan was collected in full during the second quarter of 2015.

Cash flows provided by financing activities were $117,979 and $105,535 during the three months ended March 31, 2015 and 2014, respectively. Positive cash flows from financing activities during the three months ended March 31, 2015 were due primarily to proceeds from the shareholder loan and related party’s loan in amount of $111,717 and $6,262, respectively, which were $103,526 and $2,009, respectively, during the three months ended March 31, 2014. Both shareholder loan and related party’s loan bear zero interest and due on demand.

Capital Expenditures

We project that we will need capital to fund operations over the next 12 months. We anticipate we will need a minimum of $1,000,000 additional funds starting in 2015 to meet our objectives.

Overall, we have funded our cash needs from inception through March 31, 2015 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions we have no comments from outside sources. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition.

We had cash of $2,054,662 on hand as of March 31, 2015. Currently, we have enough cash to fund our operations for the next one year. This is based on our working capital surplus. Our current level has no operations. We will require capital of approximately $1,000,000 per year starting in 2015.  Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital, we will need to curtail our number of stores in the Network or limit our marketing efforts to the most profitable geographical areas. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(12)

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A-Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Accordingly, based upon that evaluation, the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. As a result of continuing weakness in our internal control over financial reporting as reported in our annual report on form 10-K for the year ended December 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2015, we engaged consultants to advise management on the preparation of Sarbanes-Oxley Section 404 compliance with internal controls over financial reporting for 2015, providing relevant training to our staff, implementing more rigorous policies and procedures relating to period-end financial reporting and other key processes, strengthening key controls such as journal-entry approval, reconciliation procedures and maintaining relevant supporting documentation. We expect to continue to implement additional financial and management controls and procedures going forward. As results of these measures and until we have completed the remediation process, there has been and will be changes and further improvement to our internal controls over financial reporting.

(13)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2014.

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

Date: May 20, 2015

By:  /s/ Kit Ka

         Kit Ka

Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(15)

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